Form 10-Q
period 1996-05-04
LOEHMANNS INC
filed 1996-06-21
CIK 60064

Securities and Exchange Commission

                         Washington, D.C. 20549

                               Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended May 4, 1996

                     Commission File Number 0-28410


                                 LOEHMANN'S, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     22-2341356
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

         2500 Halsey Street
         Bronx, New York                                    10461


Registrant's telephone number, including area code      (718) 409-2000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [ X ]               No

Number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of June 10, 1996; 8,312,384 and 469,237, respectively.
                                    ---------     -------

                             Loehmann's, Inc.

                         Quarter ended May 4, 1996

                                CONTENTS


PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets-May 4, 1996 and February 3, 1996                  1

Consolidated Statements of Operations-Quarters ended
 May 4, 1996 and April 29, 1995                                               2

Consolidated Statements of Cash Flows-Quarters ended
 May 4, 1996 and April 29, 1995                                               3

Notes to Consolidated Financial Statements                                    4

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

PART II-OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders                  12

Item 5. Other Information                                                    12

Item 6. Exhibits and Reports on Form 8-K                                     13

        Signature                                                            14

                                Loehmann's, Inc.

                     Consolidated Balance Sheets (Unaudited)

                                               May 4,           February 3,
                                               1996               1996
                                                (IN THOUSANDS, EXCEPT
                                                   SHARE AMOUNTS)

ASSETS
Current assets
   Cash and cash equivalents                   $12,086            $12,512
   Accounts receivable, net                      1,866                804
   Merchandise inventory                        56,405             43,721
   Prepaid expenses and other                    1,055                918
                                                ---------------------------
Total current assets                            71,412             57,955

Property, equipment and leaseholds, net         59,133             60,245
Deferred debt issuance costs and other assets,
net                                              3,002              3,296
Purchase price in excess of assets acquired,
net                                             41,791             42,115
                                                ---------------------------

Total assets                                  $175,338           $163,611
                                              -----------------------------
                                              -----------------------------
LIABILITIES AND COMMON STOCKHOLDER'S DEFICIT
Current liabilities:
   Accounts payable                            $35,305            $21,474
   Accrued expenses                             17,343             16,709
   Accrued interest                              2,990              7,037
   Current portion of long-term debt                66                 66
                                              -----------------------------
Total current liabilities                       55,704             45,286

Long-term debt:
   13-3/4% senior subordinated notes payable    77,550             77,550
   10-1/2% senior secured notes payable         50,295             51,471
   Revenue bonds and notes,less current portion  2,696              2,712
                                              -----------------------------
Total long-term debt                           130,541            131,733


Other noncurrent liabilities                       393                393
Series A preferred stock, subject to mandatory
   redemption, 41,500,000 shares authorized,
   37,405,739 shares issued and outstanding at
   May 4, 1996 and February 3, 1996             15,865             15,279

Common stockholders' deficit:
   Common stock, 25,000,000 shares authorized;
     4,740,383 and 4,725,420 shares issued and
     outstanding at May 4, 1996 and February 3,
     1996, respectively                             47                 47

   Class B convertible common stock, 469,237
     shares authorized, issued and outstanding   2,352              2,352
   Additional paid-in capital                    23,937            23,857
   Accumulated deficit                          (53,501)          (55,336)
                                                ----------------------------
Total common stockholders' deficit              (27,165)          (29,080)
                                                ----------------------------
Total liabilities and common stockholders'
   deficit                                     $175,338           $163,611
                                               -----------------------------
                                               -----------------------------



THE  ACCOMPANYING   NOTES  ARE  AN  INTEGRAL  PART  OF  THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                              Loehmann's, Inc.

               Consolidated Statements of Operations (Unaudited)


                                                   QUARTER ENDED
                                            MAY 4,              April 29,
                                            1996                 1995
                                               (IN THOUSANDS, EXCEPT
                                                   PER SHARE DATA)
Net Sales                                  $104,120              $97,506
Cost of sales                                70,386               66,683
                                           ------------------------------
Gross profit                                 33,734               30,823


Store operating expenses                     17,850               16,917
Pre-opening costs                               376                  -
General and administrative expenses           5,659                5,090
Depreciation and amortization                 3,147                2,998
                                           ------------------------------
Operating income                              6,702                5,818


Interest expense, net                         4,231                4,422
                                           ------------------------------
Income before income taxes                    2,471                1,396


Provision for income taxes                       50                   59
                                           ------------------------------
Net income                                    2,421                1,337

Stock dividends on and accretion of
   preferred stock                              586                  506
                                           ------------------------------

Net income applicable to common
stock                                        $1,835                 $831
                                           ------------------------------
                                           ------------------------------
Net income per share applicable to
common stock                                 $  0.31              $ 0.16
                                           ------------------------------
                                           ------------------------------
Weighted average number of common
shares and common share equivalents
outstanding                                    5,914               5,178




THE   ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE
CONSOLIDATED FINANCIAL STATEMENTS.

                              Loehmann's, Inc.

               Consolidated Statements of Cash Flows (Unaudited)


                                                       QUARTER ENDED
                                                MAY 4,                April 29,
                                                1996                   1995
                                                       (IN THOUSANDS)
Cash flows from operating activities
Net income                                      $2,421                 $1,337
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
   Depreciation and amortization                 3,147                  2,998
   Accretion of 10-1/2% senior secured notes       392                    320
   Changes in assets and liabilities:
     Accounts receivable, net                   (1,062)                  (674)
     Merchandise inventory                     (12,684)               (10,495)
     Prepaid expenses and other                   (137)                  (133)
     Accounts payable                           13,831                  9,362
     Accrued expenses                              634                 (1,727)
     Accrued interest                           (4,047)                (4,084)
Net change in other assets and liabilities         (34)                   (32)
                                               -------------------------------
Net adjustments                                     40                 (4,465)
                                               -------------------------------
Net cash provided by (used in) operating
activities                                       2,461                 (3,128)
                                               -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                            (1,336)                (1,209)
Net cash used in investing activities           (1,336)                (1,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of 10-1/2% senior secured notes        (1,568)                    -
Sale of common stock                                33                     8
Other financing activities, net                    (16)                   (9)
                                               -------------------------------
Net cash used in financing activities           (1,551)                   (1)
                                               -------------------------------
Net decrease in cash and cash equivalents         (426)               (4,338)
Cash and cash equivalents at beginning
of period                                       12,512                12,822
                                               -------------------------------
Cash and cash equivalents at end of period     $12,086                $8,484
                                               -------------------------------
                                               -------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash interest paid during period               $8,158                 $8,277
                                               -------------------------------
                                               -------------------------------


THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

                               Loehmann's, Inc.

                  Notes to Financial Statements (Unaudited)

                                 May 4, 1996



1. BASIS OF PRESENTATION

Effective May 7, 1996, the Company's  parent, Loehmann's
Holdings, Inc. ("Holdings"), whose only  material assets
consisted  of  all of the outstanding stock  of  and  an
intercompany note  issued  by  Loehmann's,  Inc., merged
with  and  into  a  new wholly-owned Delaware subsidiary
formed for the purpose  of reincorporating Holdings from
Maryland  to  Delaware.  Effective   May  8,  1996,  the
surviving  corporation  of such merger merged  with  and
into the Company, with the  Company  being  the ultimate
surviving corporation (together with the reincorporation
from Maryland to Delaware, the "Holdings Merger").  As a
result  of  the Holdings Merger, each share of Holdings'
Common Stock,  par  value  $0.008403361  per  share, and
Class B Common Stock, par value $0.008403361 per  share,
was   converted   into   approximately  0.22  shares  of
Loehmann's, Inc. Common Stock, par value $0.01 per share and 0.22 shares of Class B Common Stock, par value $0.01 per share, respectively, and the number of common shares authorized was changed to 25,000,000. Accordingly, the financial information appearing herein (including all share and per share data) reflects the retroactive application of the Holdings Merger.

The  accompanying  consolidated   financial   statements
include the accounts of Loehmann's, Inc. and its wholly-owned subsidiaries, collectively referred to hereafter as the Company. All significant intercompany items have been eliminated in consolidation.

The consolidated balance sheet at  May  4,  1996 and the
consolidated statements of operations and cash flows for
each  of  the  quarters ended May 4, 1996 and April  29,
1995 have been prepared by the Company without audit. In
the opinion of management,  all  adjustments (consisting
of   only   normal  recurring  adjustments)   considered
necessary for a fair presentation have been included.

The accompanying  consolidated financial statements have
been  prepared  in accordance  with  generally  accepted
accounting principles for interim financial information.
Certain information  and  footnote  disclosures normally
included in financial statements required  by  generally
accepted   accounting   principles  have  been  omitted.
Operating results for the quarter ended May 4, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 1997. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February
3, 1996 included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange
Commission (File No.33-97100) and declared effective on May 7, 1996.

                             Loehmann's, Inc.

               Notes to Financial Statements (Unaudited)
                               (continued)





1. BASIS OF PRESENTATION (CONTINUED)

Net income per share amounts were determined by dividing net income (after deducting dividends on and accretion of preferred stock) by the weighted average number of common shares and common share equivalents outstanding during each period.

2. INCOME TAXES

The  provision for  income  taxes  primarily  represents
alternative  minimum  tax  and state and local taxes for
states   that   do   not   allow  net   operating   loss
carryforwards.

3. USE OF ESTIMATES

The   preparation   of  the  financial   statements   in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ.

4. EQUITY AND DEBT OFFERING

Effective May 10, 1996, the Company sold 3,572,000 shares of Common Stock and $100.0 million principal amount of 11-7/8% Senior Notes due 2003 (the "Senior
Notes").  The  net proceeds received from such offerings
(the "Offerings") were used (i) to redeem in full $52.5 million face amount of the Company's 10-1/2% Senior
Secured Notes due 1997, at a redemption price of 103.5% of the face amount of such notes plus accrued and unpaid interest, (ii) to redeem in full $77.6 million face amount of the Company's 13-3/4% Senior Subordinated
Notes due 1999 at a redemption price of 101.0% of the face amount of such notes plus accrued and unpaid interest and (iii) to redeem all issued and outstanding shares of the Company's Series A Preferred Stock at its liquidation price of $0.56 per share, totalling $20.9 million. As a result of these transactions, the Company incurred approximately $4.7 million in losses on the early extinguishment of debt, $2.0 million in losses from the write-off of related deferred financing costs associated with such indebtedness, and a $5.1 million charge to accumulated deficit from the accelerated accretion of the Series A Preferred Stock to its liquidation price of $0.56 per share. These charges will be reflected in the Company's second quarter financial statements.

                         Loehmann's, Inc.

            Notes to Financial Statements (Unaudited)
                           (continued)





4. EQUITY AND DEBT OFFERING (CONTINUED)

Supplemental earnings per  share  for  the quarter ended
May 4, 1996 include approximately 3,572,000 shares deemed to be sold by the Company in connection with the Offerings to redeem the Existing Obligations as if such redemptions had occurred at the beginning of the year.
If such transactions had occurred at the beginning of that year, net income per share for the quarter ended
May 4, 1996 would have been $0.27.

5. SENIOR NOTES

As part  of  the  Offerings,  the  Company  sold  $100.0
million aggregate face amount of
11-7/8% Senior Notes. The Senior Notes mature on May 15,
2003, are limited to $100.0 million aggregate face amount, and are unsecured senior obligations of the Company, senior in right of payment to any subordinated indebtedness of the Company. The Senior Notes bear interest at a rate of 11-7/8% from May 10, 1996 or from the most recent interest payment date to which interest has been paid, payable semiannually on May 15 and November 15, in each year, commencing November 15, 1996.

The Senior Notes are subject to redemption at any time on or after May 15, 2000 at the option of the Company, in whole or in part, on not less than 30 nor more than 60 days' prior notice in amounts of $1,000 or integral multiples thereof at the following redemption prices
(expressed as percentages of the principal amount), if redeemed during the 12-month period beginning May 15th of the years indicated below:

                                 REDEMPTION
                                    PRICE
      Year:
      2000                         105.938%
      2001                         102.969%
      2002 and thereafter          100.000%

in each case, together with accrued and unpaid interest, if any, to the redemption date (subject to the rights of holders of record on relevant record dates to receive interest due on an interest payment date).

The Senior Notes are not entitled to the benefit of any sinking fund.

                Loehmann's, Inc.

   Notes to Financial Statements (Unaudited)
                  (continued)





5. SENIOR NOTES (CONTINUED)

In the event of a Change of  Control  (as defined in the
Indenture related to the Senior Notes), the Company will
be   obligated   to  make  an  offer  to  purchase   all
outstanding Senior Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company or any of its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends or make certain other restricted payments, incur liens, enter into certain transactions with affiliates or consummate certain mergers, consolidations or sales of all or substantially all of its assets. In addition, subject to certain conditions, the Company is obligated to make offers to repurchase the Senior Notes with the net proceeds of certain asset sales. These covenants are subject to certain exceptions and qualifications.

6. NEW CREDIT AGREEMENT

Effective   June  12,  1996,  the  Company  amended  and
restated its credit agreement with Bank-America Business
Credit, Inc.  (the "Bank") to provide the Company with a
new credit facility (the "New Credit Facility"). The New
Credit Facility  provides  for a $35.0 million revolving
line of credit with interest  payable,  at the Company's
option, on amounts drawn under the facility  at  either:
(i)  the  higher  of the Bank's published reference rate
plus 0.75%, or .50%  per  annum above the latest federal
funds  rate  plus 0.75% or (ii)  LIBOR  plus  2.2%.  The
Company also is required to pay a per annum fee equal to
0.375% on the  undrawn  portion of the Bank's commitment
in respect of the New Credit  Facility.  The  New Credit
Facility   is   subject   to   certain   borrowing  base
limitations, subjects the Company to certain covenants, imposes limitations upon investments, dividends and other restricted payments and capital expenditures. The
New Credit Facility is secured by substantially all of the Company's assets, including accounts receivable, inventory, fixtures and equipment and is not subject to scheduled annual repayments, except upon maturity. The
New Credit Facility has a term of four years.

                Loehmann's, Inc.

   Notes to Financial Statements (Unaudited)
                  (continued)





7. CHARGE FOR STORE CLOSINGS

During the second quarter  of  fiscal  1995, the Company
implemented  a  plan to close 11 underperforming  stores
and, as a result,  recorded  a  $10.35 million charge to
continuing operations. These closures  were  intended to
improve overall chain profitability and achieve  a  more
competitive  cost  structure.  The  store  closures were
completed by the end of August 1995. Reserved amounts at
May 4, 1996 relating to long-term lease commitments  are
not  material.  Net  sales  and operating income, net of
certain specifically allocated charges, for these stores
were   approximately   $4.0   million    and   $200,000,
respectively, in the quarter ended April 29, 1995.

8. CHARGE FOR IMPAIRMENT OF ASSETS

During the second quarter of fiscal 1995, the Company completed certain market analyses as part of an overall strategic plan. As a result of those analyses, the Company shortened the period of time in which it intended to occupy certain stores and as a consequence, the undiscounted cash flows estimated to be generated from the revised intended use was not sufficient to recover the assets' carrying amount. Based on these indicators, the primary intangible assets associated with these locations were determined to be impaired as defined by Statement of Financial Accounting Standards
No. 121, "Accounting  for  the  Impairment of Long-Lived
Assets  and for Long-Lived Assets  to  Be  Disposed  Of"
("FAS No.  121").  Accordingly,  the  Company recorded a
$4.95 million impairment loss to continuing operations, representing the excess net book value of these assets over their fair value. Fair value was based on appraisal value.

                Loehmann's, Inc.

    Management's Discussion and Analysis of
              Financial Condition
           and Results of Operations



This report contains  forward  looking  statements under
the  Private Securities Litigation Reform  Act  of  1995
(the "Reform Act"). The Company's actual results may differ from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report. See Other Information Item 5.

GENERAL

Effective May 10, 1996, the Company sold 3,572,000 shares of Common Stock and $100.0 million principal amount of 11-7/8% Senior Notes due 2003 (the "Senior
Notes").  The  net proceeds received from such offerings
(the "Offerings") were used (i) to redeem in full $52.5 million face amount of the Company's 10-1/2% Senior
Secured Notes due 1997, at a redemption price of 103.5% of the face amount of such notes plus accrued and unpaid interest, (ii) to redeem in full $77.6 million face amount of the Company's 13-3/4% Senior Subordinated
Notes due 1999 at a redemption price of 101.0% of the face amount of such notes, plus accrued and unpaid interest and (iii) to redeem all issued and outstanding shares of the Company's Series A Preferred Stock at its liquidation price of $0.56 per share, totalling.$20.9 million. As a result of these transactions, the Company incurred approximately $4.7 million in losses on the early extinguishment of debt, $2.0 million in losses from the write-off of related deferred financing costs associated with such indebtedness, and a $5.1 million charge to accumulated deficit from the accelerated accretion of the Series A Preferred Stock to its liquidation price of $0.56 per share. These charges will be reflected in the Company's second quarter financial statements.

RESULT OF OPERATIONS-COMPARISON OF THE QUARTER ENDED MAY
4, 1996 AND APRIL 29, 1995

Net sales increased by approximately $6.6 million to $104.1 million, or 6.8% during the first quarter in fiscal 1996 compared to $97.5 million during the first quarter of fiscal 1995. Comparable store sales (stores that were in operation for both periods) increased by 7.1%. The increase in net sales was due to the improved comparable stores results, plus two new stores (Merrick and Houston) opened in the first quarter of fiscal 1996 partially offset by the impact of the eleven stores closed in August 1995.

Gross profit increased by approximately  $2.9 million to
$33.7  million,  or  9.4%  during  the first quarter  of
fiscal  1996  as  compared to $30.8 million  during  the
first quarter of fiscal  1995. Gross margin increased to
32.4%  from  31.6%  in  the  prior   year   period.  The
improvement in margin was primarily a result of a continuing shift in the Company's sales mix towards merchandise with higher average gross margin coupled with a reduction of markdowns and shortage.

                Loehmann's, Inc.

    Management's Discussion and Analysis of
              Financial Condition
     and Results of Operations (continued)



Store operating  expenses  increased  approximately $1.0
million  to  $17.9  million  or  5.9% during  the  first
quarter of fiscal 1996 compared to  $16.9 million during
the first quarter during fiscal 1995. As a percentage of
net sales, store operating expenses decreased  to  17.1%
from 17.3% in the prior year period. The dollar increase
in  store  operating  expenses  was  primarily due to an
increase in sales variable expense associated  with  the
sales  increase  of  $6.5  million  and  an  increase in
advertising  and  direct  mail expense. The increase  in
advertising  resulted  from  a   change  in  promotional
calendar  (a  last  year  second quarter  promotion  was
shifted  to  the  first  quarter)   and  growth  of  the
Company's Insider Club Membership list for direct mail announcements.

Pre-opening costs were $376,000 during the first quarter of fiscal 1996 as a result of the opening of two new stores in Merrick, New York and Houston, Texas. The
Company charges the costs associated with a new store opening to operations in the fiscal quarter of the store's opening. The Company anticipates opening five additional stores in fiscal 1996.

General    and   administrative    expenses    increased
approximately  $0.6  million  to  $5.7  million or 11.1%
during the first quarter of fiscal 1996 compared to $5.1 million during the first quarter of fiscal 1995. As a percentage of net sales, general and administrative expenses increased to 5.4% from 5.2% in the prior year period. The increase in general and administrative expenses was primarily due to the Company's continued investment in corporate infrastructure to support the Company's planned new store expansion program.

Depreciation   and   amortization  remained  essentially
unchanged  during  the  first  quarter  of  fiscal  1996
compared  to  fiscal  1995.  Increases  in  depreciation
associated with capital  expenditures in fiscal 1995 and
the first quarter of fiscal  1996  were partially offset
by   reductions   in   depreciation   and   amortization
attributable to the closing of eleven stores  in  August
1995.

Interest  expense,  net  for the first quarter of fiscal
1996 remained essentially unchanged compared to the first quarter in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash  provided  by  operating  activities  was  $2.5
million during the first quarter of fiscal 1996. Cash was principally provided through net income and the excess of an increase in accounts payable over an increase in merchandise inventory.

                Loehmann's, Inc.

    Management's Discussion and Analysis of
              Financial Condition
     and Results of Operations (continued)



Net  cash  used in investing activities was $1.3 million
during the first  quarter  of  fiscal 1996. Such uses of
cash  principally  related to capital  expenditures  for
leasehold improvements  and fixtures associated with the
upgrading  of  existing  stores,   construction  of  new
stores,  and  to  a  lesser  extent  the improvement  of
corporate  infrastructure. The Company  anticipates  its
capital   expenditures   for   fiscal   1996   will   be
approximately $14.0 million, consisting of $10.0 million to open seven new stores and $4.0 million for other general capital expenditures.

Net cash used in financing activities was  $1.6  million
during  the  first quarter of fiscal 1996. Such uses  of
cash principally  related  to  the  repurchase  of  $1.6
million face amount of 10-1/2% Senior Secured Notes.

The Company has not utilize its existing credit facility since August 1995. The Company's interest coverage ratio for the twelve-month period ended May 4, 1996 was 1.92x compared to 1.73x for the twelve-month period ended
April 29, 1995. The Company was in full compliance with all of the covenants of its debt agreements at May 4, 1996.

Effective   June  12,  1996,  the  Company  amended  and
restated its credit agreement with Bank-America Business
Credit, Inc.  (the "Bank") to provide the Company with a
new credit facility (the "New Credit Facility"). The New
Credit Facility  provides  for a $35.0 million revolving
line of credit with interest  payable,  at the Company's
option, on amounts drawn under the facility  at  either:
(i)  the  higher  of the Bank's published reference rate
plus 0.75%, or .50%  per  annum above the latest federal
funds  rate plus, 0.75% or (ii)  LIBOR  plus  2.2%.  The
Company also is required to pay a per annum fee equal to
0.375% on  the  undrawn portion of the Bank's commitment
in respect of the  New  Credit  Facility. The New Credit
Facility   is   subject   to   certain  borrowing   base
limitations, subjects the Company to certain covenants, imposes limitations upon investments, dividends and other restricted payments and capital expenditures. The
New Credit Facility is secured by substantially all of the Company's assets, including accounts receivable, inventory, fixtures and equipment and is not subject to scheduled annual repayments, except upon maturity. The
New Credit Facility has a term of four years.

The   Company   believes   that   cash   generated  from
operations,   funds  available  under  the  New   Credit
Facility and funds from Offerings (see Notes 4, 5 and 6) will be sufficient to satisfy its cash requirements through fiscal 1996.

                Loehmann's, Inc.

    Management's Discussion and Analysis of
              Financial Condition
     and Results of Operations (continued)



PART II-OTHER INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY
HOLDERS

On April 26, 1996, Loehmann's Holdings, Inc., a Maryland
corporation and predecessor to the Company ("Holdings"),
held a special meeting of stockholders.  At the meeting,
holders  of all of the 16,345,679 shares represented  in
person or  by  proxy at the meeting voted for the merger
of Holdings into  a  new  wholly-owned subsidiary formed
for  the  purpose  of  such merger,  with  the  Delaware
corporation  being  the surviving  corporation  of  such
merger  (the  "Reincorporation  Merger").  In  addition,
16,337,163 votes  were  cast  for,  and 8,516 votes were
cast  against,  approval  of  the  Company's  New  Stock
Incentive Plan. On May 7, 1996, the  shareholders of the
surviving  corporation  of  the  Reincorporation  Merger
approved,  by  written  consent signed  by  shareholders
representing  11,913,656 shares  of  such  corporation's
Common Stock, the  merger  of  that corporation into the
Company,   with   the   Company  being   the   surviving
corporation.

ITEM 5. OTHER INFORMATION

Certain statements in this quarterly report on Form 10-Q
under the caption "Management's  Discussion and Analysis
of Financial Condition and Results  of  Operations"  and
elsewhere in this quarterly report and in future filings
by   the   Company  with  the  Securities  and  Exchange
Commission, constitute "forward looking statements" with
the meaning  of  the  Reform  Act.  Such forward looking
statements    involve    known   and   unknown    risks,
uncertainties, and other factors  which  may  cause  the
actual  results,  performance  or  achievements  of  the
Company  to  be  materially  different  from  any future
results,   performance  or  achievements  expressed   or
implied by such forward looking statements. Such factors
include, among  others,  the following: general economic
and   business  conditions;  competition;   success   of
operating  initiatives; development and operating costs;
advertising  and  promotional  efforts; brand awareness;
the existence or adherence to development schedules; the
existence or absence of adverse publicity; availability,
locations  and  terms  of sites for  store  development;
changes  in  business  strategy  or  development  plans;
quality   of   management;   availability,   terms   and
deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations; construction costs and other factors referenced in this quarterly report.

                Loehmann's, Inc.

    Management's Discussion and Analysis of
              Financial Condition
     and Results of Operations (continued)



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

3.1   Amended and Restated Certificate  of Incorporation of
Loehmann's,  Inc., filed as Exhibit 3.1  to  Loehmann's,
Inc.'s Registration  Statement on Form S-1 (Registration
No. 33-97100) and incorporated herein by reference.

3.2   By-Laws of Loehmann's,  Inc., filed as Exhibit 3.2 to
Loehmann's, Inc.'s Registration  Statement  on  Form S-1
(Registration No. 33-97100) and incorporated herein by reference.

4.1   11-7/8% Senior  Note  Indenture  dated  as of May 10,
1996  between  Loehmann's, Inc. and United States  Trust
Company of New York.

27 Financial Data Schedule (for SEC use only)

(b)No reports on Form 8-K were filed during the quarter ended May 4, 1996.

                Loehmann's, Inc.


                   Signature


Pursuant to the requirements  of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: June 21, 1996


                        Loehmann's, Inc.

             By /s/ Philip Kaplan
                -------------------------------------------
                Philip Kaplan
                President,  Chief  Operating  Officer
                and Director

                         LOEHMANN'S INC.
                        Index to Exhibits

3.1 Amended and Restated Certificate of Incorporation of Loehmann's, Inc., filed as Exhibit 3.1 to Loehmann's, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

3.2   By-Laws of Loehmann's,  Inc., filed as Exhibit 3.2 to
      Loehmann's, Inc.'s Registration  Statement  on  Form S-1
      (Registration No. 33-97100) and incorporated herein by reference.

4.1   11-7/8% Senior  Note  Indenture  dated  as of May 10,
      1996  between  Loehmann's, Inc. and United States  Trust
      Company of New York.

27    Financial Data Schedule (for SEC use only)