Form 10-Q
period 1996-08-03
LOEHMANNS INC
filed 1996-09-17
CIK 60064

Securities and Exchange Commission

                            Washington, D.C. 20549

                                  Form 10-Q


[  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the Quarter Ended August 3, 1996

                       Commission File Number 33-71922


                              LOEHMANN'S, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                      22-2341356
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

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

                             Yes      X     No
                                 ---------    ----------

Number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of September 13, 1996; 8,322,186 and 469,237, respectively.

                               Loehmann's, Inc.

                         Quarter ended August 3, 1996

                                   CONTENTS




PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets-August 3, 1996 and February 3, 1996               1
Consolidated Statements of Operations-Quarters and six months ended
  August 3, 1996 and July 29, 1995                                            2
Consolidated Statements of Cash Flows-Quarters and six months ended
  August 3, 1996 and July 29, 1995                                            3

Notes to Consolidated Financial Statements                                    4

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                           9

PART II-OTHER INFORMATION

Item 2. Changes in Securities                                                14

Item 4. Submission of Matters to a Vote of Security Holders                  15

Item 5. Other Information                                                    15

Item 6. Exhibits and Reports on Form 8-K                                     16
        Signatures                                                           17

                               Loehmann's, Inc.

                   Consolidated Balance Sheets (Unaudited)

                                                         AUGUST 3,             FEBRUARY 3,
                                                            1996                 1996
                                                        (In thousands, except share amounts)

ASSETS
Current assets:
 Cash and cash equivalents                                 $   1,884           $   12,512
 Accounts receivable, net                                        847                  804
 Merchandise inventory                                        46,560               43,721
 Prepaid expenses and other                                    1,770                  918
                                                             -------               ------
Total current assets                                          51,061               57,955
Property, equipment and leaseholds, net                       59,142               60,245
Deferred debt issuance costs and other assets, net             3,997                3,296
Purchase price in excess of assets acquired, net              41,467               42,115
                                                             -------               ------
Total assets                                             $   155,667          $   163,611
                                                             =======              =======
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                           18,512           $   21,474
   Accrued expenses                                           16,643               16,709
   Accrued interest                                            2,855                7,037
   Current portion of long-term debt                              66                   66
                                                             -------               ------
 Total current liabilities                                    38,076               45,286
 Long-term debt:
   Revolving Line of Credit                                    2,791                    -
   11-7/8% senior secured notes                               95,000                    -
   13-3/4% senior subordinated notes                               -               77,550
   10-1/2% senior secured notes                                    -               51,471
   Revenue bonds and notes, less current portion               2,686                2,712
                                                             -------               ------
 Total long-term debt                                        100,477              131,733
 Other noncurrent liabilities                                    393                  393
 Series A preferred stock, subject to mandatory redemption,
 41,500,000 shares authorized, 0 and 37,405,739 shares
 issued and
 outstanding at August 3, 1996 and February 3, 1996,
 respectively                                                      -               15,279
 Common stockholders' equity (deficit):
   Common stock, 25,000,000 shares authorized; 8,322,186
   and 4,725,420 shares issued and outstanding at August 3,
   1996 and February 3, 1996, respectively                        83                   47
 Class B convertible common stock, 469,237 shares
   authorized,                                                 2,352                2,352
   issued and outstanding
 Additional paid-in capital                                   79,340               23,857
 Accumulated deficit                                         (65,054)             (55,336)
                                                             -------               ------
Total common stockholders equity (deficit)                    16,721             (29,080)
                                                             -------               ------
Total liabilities and common stockholders
   equity (deficit)                                      $   155,667          $   163,611
                                                             =======              =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                   Loehmanns, Inc.

    Consolidated Statements of Operations (Unaudited)


                                          QUARTER ENDED                     SIX MONTHS ENDED
                                   AUGUST 3,        JULY 29,         AUGUST 3,         JULY 29,
                                     1996             1995             1996              1995
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 Net sales                        $  90,652         $  89,426        $ 194,772          186,932
 Cost of sales                       62,552            62,544          132,938          129,227
                                    -------           -------          -------          -------
 Gross profit                        28,100            26,882           61,834           57,705


 Store operating expenses            15,206            15,548           33,056           32,465
 Pre-opening costs                        -                 -              376                -
 General and administrative           5,596             4,904           11,255            9,994
  expenses
 Depreciation and amortization        2,899             3,064            6,046            6,062
 Charge for store closings and the
  impairment of assets                    -            15,300                -           15,300
                                    -------           -------          -------          -------
 Operating income (loss)              4,399           (11,934)          11,101           (6,116)


 Interest expense, net                3,759             4,533            7,990            8,955
                                    -------           -------          -------          -------
 Income (loss) before income taxes      640           (16,467)           3,111          (15,071)
 Provision for income taxes              10                49               60              108
                                    -------           -------          -------          -------
 Income (loss) before                   630           (16,516)           3,051          (15,179)
  extraordinary item
 Extraordinary loss for early
  retirement of debt                  7,101                 -            7,101                -
                                    -------           -------          -------          -------
 Net loss                            (6,471)          (16,516)          (4,050)         (15,179)
 Stock dividends on and accretion
  of preferred stock                  5,082               416            5,668              922
                                    -------           -------          -------          -------
 Net loss applicable to common
  stock                             (11,553)          (16,932)          (9,718)         (16,101)
                                    =======           =======          =======          =======
 Net loss per share applicable to
  common stock before extraordinary    (.51)            (3.23)            (.38)           (3.07)
  item                              =======           =======          =======          =======
 Net loss per share applicable to
  common stock after extraordinary    (1.33)            (3.23)           (1.40)           (3.07)
  item                              =======           =======          =======          =======
 Weighted average number of common
 shares outstanding                   8,669             5,242            6,934            5,247



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                       FINANCIAL STATEMENTS.

                   Loehmanns, Inc.

    Consolidated Statements of Cash Flows (Unaudited)


                                                    QUARTER ENDED                 SIX MONTHS ENDED
                                              AUGUST 3,      JULY 29,        AUGUST 3,     JULY 29,
                                                1996           1995            1996          1995
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $  (6,471)       (16,516)    $   (4,050)   $    (15,179)

  Adjustments to reconcile net income to net
   cash provided by (used in) operating
    activities:
     Depreciation and amortization              2,899          3,064          6,046           6,062
     Accretion of 10-1/2% senior secured notes    118            329            510             649
     Non-cash charges for store closings,
      impairment of assets and other                          10,538                         10,538
     Loss on early retirement of senior notes   7,101                         7,101
     Changes in current assets and liabilities:
      Accounts receivable, net                  1,019            447            (43)           (227)
      Merchandise inventory                     9,845          9,981         (2,839)           (514)
      Prepaid expenses and other                 (715)           285           (852)            152
      Accounts payable                        (16,793)       (10,430)        (2,962)         (1,068)
      Accrued expenses                           (700)         2,545            (66)            818
      Accrued interest                           (135)         4,020         (4,182)            (64)
                                              -------        -------        -------         -------
     Net changes in current assets and
      liabilities:                             (7,479)         6,848        (10,944)           (903)
     Net change in other assets
      and liabilities                          (3,374)            14         (3,408)            (18)
                                              -------        -------        -------         -------
  Net adjustments                                (735)        20,793           (695)         16,328
                                              -------        -------        -------         -------
  Net cash (used in) provided by operating
   activities                                  (7,206)         4,277         (4,745)          1,149
                                              -------        -------        -------         -------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                         (2,391)        (1,871)        (3,727)         (3,080)
                                              -------        -------        -------         -------
  Net cash used in investing activities        (2,391)        (1,871)        (3,727)         (3,080)
                                              -------        -------        -------         -------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under credit facility, net         2,791                         2,791
  Redemption of 10-1/2% senior secured notes  (54,337)        (1,584)       (55,905)         (1,584)
  Redemption of 13-3/4% senior subordinated
   notes                                      (78,325)                      (78,325)
  Redemption of 11-7/8% senior secured notes   (5,165)                       (5,165)
  Issuance of 11-7/8% senior secured notes    100,000                       100,000
  Redemption of Preferred Stock               (20,947)                      (20,947)
  Issuance of common stock                     55,388                        55,421
  Other financing activities, net                 (10)            (2)           (26)             (3)
                                              -------        -------        -------         -------
  Net cash used in financing activities          (605)        (1,586)        (2,156)         (1,587)
                                              -------        -------        -------         -------
  Net (decrease) increase in cash and cash
   equivalents                                (10,202)           820        (10,628)         (3,518)
  Cash and cash equivalents at beginning of
   period                                      12,086          8,484         12,512          12,822
                                              -------        -------        -------         -------
  Cash and cash equivalents at end of period    1,884          9,304    $     1,884      $    9,304
                                              =======        =======        =======         =======
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
  Cash interest paid during period              4,194            195        12,352     $      8,472
                                              =======        =======       =======          =======



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

           CONSOLIDATED FINANCIAL STATEMENTS.

                               Loehmann's, Inc.

                  Notes to Financial Statements (Unaudited)

                                August 3, 1996



1. BASIS OF PRESENTATION

Effective May 7, 1996, the Company's predecessor, Loehmann's Holdings, Inc., a Maryland corporation ("Holdings"), whose only material assets consisted of all of the outstanding stock of and an intercompany note issued by Loehmann's, Inc., merged with and into a new wholly-owned Delaware subsidiary formed for the purpose of reincorporating Holdings from Maryland to Delaware. Effective May 8, 1996, the surviving corporation of such merger merged with and into the Company, with the Company being the ultimate surviving corporation (together with the reincorporation from Maryland to Delaware, the "Holdings Merger"). As a result of the Holdings Merger, each share of Holdings' Common Stock, par value $0.008403361 per share, and Class B Common Stock, par value $0.008403361 per share, was converted into approximately 0.22 shares of Loehmann's, Inc. Common Stock, par value $0.01 per share and 0.22 shares of Class B Common Stock, par value $0.01 per share, respectively, and the number of common shares authorized was changed to 25,000,000. Accordingly, the financial information appearing herein (including all share and per share data) reflects the retroactive application of the Holdings Merger.

The accompanying consolidated financial statements include the accounts of Loehmann's, Inc. and its wholly-owned subsidiaries, collectively referred to hereafter as the Company. All significant intercompany items have been eliminated in consolidation.

The balance sheet at August 3, 1996 and the statements of operations and cash flows for each of the quarters and six months ended August 3, 1996 and July 29, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain informa-tion and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter and six months ended August 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 1997. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 3, 1996 included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission (File No. 33-97100) and declared effective on May 7, 1996.

                               Loehmann's, Inc.

                                August 3, 1996



1. BASIS OF PRESENTATION (CONTINUED)

Net loss per share amounts were determined by dividing net income (after deducting dividends on and accretion of preferred stock) by the weighted average number of common shares outstanding during each period. Options to purchase common stock were not considered in calculations of net loss per share applicable to common stock as their effect was antidilutive. The Company's previously announced per share value results for the periods gave effect to common share equivalents outstanding during the relevant periods.

2. INCOME TAXES

The provision for income taxes primarily represents alternative minimum tax and state and local taxes for states that do not allow net operating loss carryforwards. At August 3, 1996, the potential tax benefit from the current year's loss has been reduced by a corresponding increase in the valuation allowance recorded against the deferred tax asset resulting from the current year's loss.

3. USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ.

4. EQUITY AND DEBT OFFERING

On May 10, 1996, the Company sold 3,572,000 shares of Common Stock and $100.0 million principal amount of 11-7/8% Senior Notes due 2003 (the "Senior Notes"). The net proceeds received from such offerings (the "Offerings") were used (i) to redeem in full $52.5 million face amount of the Company's 10-1/2% Senior Secured Notes due 1997, at a redemption price of 103.5% of the face amount of such notes, plus accrued and unpaid interest, (ii) to redeem in full $77.6 million face amount of the Company's 13-3/4% Senior Subordinated Notes due 1999 at a redemption price of 101.0% of the face amount of such notes, plus accrued and unpaid interest and (iii) to redeem all issued and outstanding shares of the Company's Series A Preferred Stock at its liquidation price of $0.56 per share for a total of $20.9 million (collectively, the "Existing Obligations").

                               Loehmann's, Inc.

                                August 3, 1996

4. EQUITY AND DEBT OFFERING (CONTINUED)

As a result of these transactions, the Company incurred approximately $4.7 million in extraordinary losses on the early extinguishment of debt and $2.0 million in losses from the write-off of related deferred financing costs associated with such indebtedness, and a $5.1 million charge to accumulated deficit from the accelerated accretion of the Series A Preferred Stock to its liquidation price of $0.56 per share.

Supplemental earnings per share for the quarter ended August 3, 1996 include approximately 3,572,000 shares deemed to be sold by the Company in connection with the Offerings to redeem the Existing Obligations as if such redemptions had occurred at the beginning of the year. If such transactions had occurred at the beginning of that year, net income per share for the quarter and six months ended August 3, 1996 would have been $0.10 and $0.37, respectively.

5. SENIOR NOTES

As part of the Offerings, the Company sold $100.0 million aggregate face amount of 11-7/8% Senior Notes. The Senior Notes mature on May 15, 2003, are limited to $100.0 million aggregate face amount, and are unsecured senior obligations of the Company, senior in right of payment to any subordinated indebtedness of the Company. The Senior Notes bear interest at a rate of 11-7/8% from May 10, 1996 or from the most recent interest payment date to which interest has been paid, payable semiannually on May 15 and November 15 in each year, commencing November 15, 1996.

During the second quarter of 1996, the Company purchased and retired $5.0 million face amount of the 11 7/8% senior notes on the open market incurring an extraordinary loss of approximately $365,000 in connection with this purchase.

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

                               Loehmann's, Inc.

                                August 3, 1996
5. SENIOR NOTES (CONTINUED)

                                         REDEMPTION
                                           PRICE
                  YEAR
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

6. NEW CREDIT AGREEMENT

Effective June 12, 1996, the Company amended and restated its credit agreement with Bank-America Business Credit, Inc. (the "Bank") to provide the Company with a new credit facility (the "Credit Facility"). The Credit Facility provides for a $35.0 million revolving line of credit with interest payable at the Company's option, on amounts drawn under the facility at either the Bank's prime rate plus 0.75%, or LIBOR plus 2.2% at the Company's option.

The Company also is required to pay a per annum fee equal to 0.375% on the undrawn portion of the Bank's commitment in respect of the Credit Facility.

                               Loehmann's, Inc.

                                August 3, 1996

6. NEW CREDIT AGREEMENT (CONTINUED)

The Credit Facility is subject to certain borrowing base limita-tions, subjects the Company to certain covenants, imposes limitations upon investments, dividends and other restricted payments and capital expenditures. The Credit Facility is secured by substantially all of the Company's assets, including accounts receivable, inventory, fixtures and equipment and is not subject to scheduled annual repayments, except upon maturity. The Credit Facility has a term of four years.

At August 3, 1996, outstanding borrowings under the Credit Facility were approximately $2.8 million.

7. CHARGE FOR STORE CLOSINGS

During the second quarter of fiscal 1995, the Company implemented a plan to close 11 underperforming stores and, as a result, recorded a $10.35 million charge to continuing operations. These closures were intended to improve overall chain profitability and achieve a more competitive cost structure. The store closures were completed by the end of August 1995. Reserved amounts at August 3, 1996 relating to long-term lease commitments are not material. Operating results of those stores during the quarter and six months ended July 29, 1995 were not significant.

8. CHARGE FOR IMPAIRMENT OF ASSETS

During the second quarter of fiscal 1995, the Company completed certain market analyses as part of an overall strategic plan. As an outcome of those analyses, the Company shortened the period of time in which it intended to occupy certain stores and, as a consequence, the undiscounted cash flows estimated to be generated from the revised intended use was not sufficient to recover the assets' carrying amount. Based on these indicators, the primary intangible assets associated with these locations were determined to be impaired as defined by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"). Accordingly, the Company recorded a $4.95 million impairment loss to continuing opera-tions, representing the excess net book value of these assets over their fair value. Fair value was based on appraisal value.

                               Loehmann's, Inc.

         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (continued)


This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company's actual results may differ from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report. See Other Information Item 5.

GENERAL

On May 10, 1996, the Company sold 3,572,000 shares of Common Stock and $100.0 million principal amount of 11-7/8% Senior Notes due 2003 (the "Senior Notes"). The net proceeds received from such offerings (the "Offerings") were used (i) to redeem in full $52.5 million face amount of the Company's 10-1/2% Senior Secured Notes due 1997, at a redemption price of 103.5% of the face amount of such notes plus accrued and unpaid interest, (ii) to redeem in full $77.6 million face amount of the Company's 13-3/4% Senior Subordinated Notes due 1999 at a redemption price of 101.0% of the face amount of such notes, plus accrued and unpaid interest and (iii) to redeem all issued and outstanding shares of the Company's Series A Preferred Stock at its liquidation price of $0.56 per share totaling $20.9 million. As a result of these transactions, the Company incurred approximately $4.7 million in extraordinary losses on the early extinguishment of debt, $2.0 million in extraordinary losses from the write-off of related deferred financing costs associated with such indebtedness, and a $5.1 million charge to accumulated deficit from the accelerated accretion of the Series A Preferred Stock to its liquidation price of $0.56 per share.

RESULT OF OPERATIONS-COMPARISON OF THE QUARTERS ENDED AUGUST 3, 1996 AND JULY 29, 1995

Net sales for the thirteen week period ended August 3, 1996, were $90.7 million as compared to $89.4 million for the comparable period in the prior year, an increase of approximately $1.3 million or 1.4%. Comparable store sales (sales at stores that were in operation for both periods) increased by 2.1%. The increase in net sales was due to the improved comparable stores results, plus the opening of two new stores (Merrick and Houston) opened in the first quarter of fiscal 1996 partially offset by the impact of the eleven stores closed in August 1995.

Gross profit for the thirteen week period ended August 3, 1996, was $28.1 as compared to $26.9 million for the same period in the prior year, an increase of $1.2 million or 4.5%. Gross margin percent increased to 31.0% from 30.1% in the prior year period. The improvement in margin percent was a result of the continuing shift in the Company's sales mix towards merchandise with higher average gross margins coupled with a reduction of markdowns and inventory shortage.

                               Loehmann's, Inc.

         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (continued)

Store operating expenses for the thirteen week period ended August 3, 1996, were $15.2 million as compared to $15.5 million during the same period in the prior year, a decrease of approximately $0.3 million, or 2.2%. As a percentage of net sales, store operating expenses decreased to 16.8% from 17.4% in the prior year period. The decrease in store operating expenses was primarily due to a reduction in store payroll expense.

General and administrative expenses for the thirteen week period ended August 3, 1996, were $5.6 million as compared to $4.9 million during the same period in the prior year, an increase of $0.7 million, or 14.1%. As a percentage of net sales, general and administrative expenses were 6.2% versus 5.5% during the same period in the prior year. The increase in general and administrative expenses was primarily due to the continued investment in corporate infrastructure to support the Company's planned new-store expansion program.

Depreciation and amortization expense for the thirteen week period ended August 3, 1996, was $2.9 million as compared to $3.1 million for the same period in the prior year, a decrease of approximately $0.2 million, or 5.4%. This decrease primarily resulted from the reduction in the amortization of deferred financing fees associated with the recent long term debt changes.

Net interest expense for the thirteen week period ended August 3, 1996 was $3.8 million as compared to $4.5 million for the same period in the prior year, a decrease of approximately $0.7 million or 17.1%. The reduction in net interest expense resulted from the Company's net reduction of long-term debt of approximately $30.0 million and a reduction of the average interest rate paid on the long term debt by approximately 60 basis points. In May 1996, the Company redeemed its 10-1/2% Senior Secured Notes and 13-3/4% Senior Subordinated Notes totaling $130.0 million face value and issued $100.0 million face value of 11-7/8% Senior Notes.

RESULT OF OPERATIONS-COMPARISON OF THE SIX MONTHS ENDED AUGUST 3, 1996 AND JULY 29, 1995

Net sales for the twenty-six week period ended August 3 were $194.8 million versus $186.9 million during the same period in the prior year, an increase of $7.9 million, or 4.2%. Comparable store sales (sales at stores that were in operation for both periods) increased by 4.7%.

                               Loehmann's, Inc.

         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (continued)

Gross profit for the twenty-six week period ended August 3, 1996 was $61.8 million, as compared to $57.7 million for the comparable period in the prior year, an increase of $4.1 million, or 7.2%. Gross margin percent increased to 31.8% from 30.9% in the prior year period. The improvement in margin percent was primarily a result of the continuing shift in the Company's sales mix towards merchandise with higher average gross margins coupled with a reduction of markdowns and inventory shortage.

Store operating expenses for the twenty-six week period ended August 3, 1996, were $33.1 million as compared to $32.5 million during the comparable period in the prior year, an increase of $0.6 million, or 1.8%. As a percentage of net sales, store operating expenses decreased to 17.0% from 17.4% from the comparable prior year period. The dollar increase in store operating expenses was primarily due to an increase in sales variable expense associated with the sales increase of $7.8 million.

Pre-opening costs totaled $376,000 during the twenty-six weeks ended August 3, 1996. These costs were associated with the opening of two new stores in Merrick, New York and Houston, Texas. The Company charges the costs associated with the new store openings to operations in the fiscal quarter of the store's opening. The Company anticipates opening five additional stores in fiscal 1996, one of which opened in San Diego, California in August 1996.

General and administrative expenses for the twenty-six week period ended August 3, 1996 were $11.3 million as compared to $10.0 million during the comparable period in the prior year, an increase of approximately $1.3 million, or 12.6%. As a percent of net sales, general and administrative expenses increased to 5.8% as compared to 5.4% for the same period in the prior year. The dollar increase in general and administrative expenses was primarily due to the continued investment in corporate infrastructure to support the Company's planned new-store expansion program.

Depreciation and amortization for the twenty-six week period ended August 3, 1996, was essentially unchanged from the same period in the prior year.

Net interest expense for the twenty-six week period ended August 3, 1996 was $8.0 million versus $9.0 million for the comparable period in the prior year, a decrease of $1.0 million, or 10.8%. The reduction in net interest expense resulted from the Company's net reduction of long-term debt of approximately $30.0 million and a reduction of the average interest rate paid on the long term debt by approximately 60 basis points. In May 1996, the Company redeemed its 10-1/2% Senior Secured Notes and 13-3/4% Senior Subordinated Notes totaling $130.0 million face value and issued $100.0 million face value of 11-7/8% Senior Notes.

                               Loehmann's, Inc.

         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (continued)


For the thirteen and twenty-six week periods ended July 29, 1995, the Company recorded a $10.35 million charge related to the implementation of a plan to close eleven underperforming stores. The Company believes that these closures will improve overall chain profitability and achieve a more competitive cost structure. Additionally, the Company recorded a $4.95 million charge to continuing operations in connection with the write-down to fair value of certain primarily intangible assets that were determined to have been impaired in accordance with FAS No. 121. Of this combined $15.3 charge, $10.45 million represents a non-cash charge. (See Notes 7 and 8 to the accompanying financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used as a result of operating activities totaled $7.2 million during the thirteen weeks ended August 3, 1996. Cash of $3.6 million was provided from operations after adding back non-cash charges, offset by the use of net working capital of approximately $7.4 million primarily related to seasonal needs and the use of cash of $3.4 million for new debt issuance costs. In addition, the Company used cash of approximately $2.4 million to fund capital expenditures and used cash of approximately $0.6 million for financing activities.

Net cash used as a result of operating activities totaled $4.7 million during the twenty-six weeks ended August 3,1996. Cash of $9.6 million was provided from operations after adding back non-cash charges, offset by the use of net working capital of $11.0 million related to new store activity and a reduction in accrued interest expense. In addition, $3.4 million cash was used for new debt issuance costs. The Company used cash of approximately $3.7 million to fund capital expenditures and approximately $2.2 million for financing activities.

On June 12, 1996, the Company amended and restated its credit agreement with Bank-America Business Credit, Inc. (the "Bank") to provide the Company with a new credit facility (the "Credit Facility"). The Credit Facility provides for a $35.0 million revolving line of credit with interest payable, at the Company's option, on amounts drawn under the facility at either (i) the Bank's prime plus 0.75%, or (ii) LIBOR plus 2.2%. The Company also is required to pay a per annum fee equal to 0.375% on the undrawn portion of the Bank's commitment with respect of the Credit Facility. The Credit Facility is subject to certain borrowing base limita-tions, subjects the Company to certain covenants, imposes limitations upon investments, dividends and other restricted payments and capital expenditures. The Credit Facility is secured by substantially all of the Company's assets, including accounts receivable, inventory, fixtures and equipment and is not subject to scheduled annual repayments, except upon maturity. The Credit Facility has a term of four years.

                               Loehmann's, Inc.

         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (continued)

The Company believes that cash generated from operations will be sufficient to satisfy its cash requirements for fiscal 1996, as supplemented if necessary, by borrowings under the Credit Facility.

                               Loehmann's, Inc.

         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (continued)


PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

In connection with the mergers described in Item 4 below, the Company amended and restated its Certificate of Incorporation (the "New Charter") and adopted new By-Laws (the "New By-Laws" and together with the New Charter, the "New Documents"). The New Documents include provisions that change certain rights of the Company's shareholders as previously provided in the Company's
Certificate  of  Incorporation  (the  "Previous  Charter")  and  By-Laws  (the
"Previous By-Laws") together with the Previous Charter, the "Previous Documents") as in effect prior to the mergers. These changes are summarized below and copies of the New Documents are incorporated by reference as exhibits to this report.

Change in Authorized Stock. The Previous Charter authorized a total of 77,200,000 shares of stock, of which 33,600,000 shares were Common Stock, par value $0.008403361 per share, 2,100,000shares were Class B Common Stock, par value $0.008403361 per share, and 41,500,000 shares were Series A Preferred Stock, par value $0.005602241 per share. The New Charter authorizes a total of 66,969,237 shares of stock, of which 25,000,000 shares are Common Stock, par value $0.01 per share, 469,237 shares are Class B Common Stock, par value $0.01 per share, and 41,500,000 shares are Series A Preferred Stock, par value $0.01 per share.

Shareholders Meetings. The New Documents provide that (i) any action required or permitted to be taken by the stockholders of the Company may be effected only at an annual or special meeting of stockholders and prohibit stockholder action by written consent in lieu of a meeting in all circumstances and (ii) a special meeting of the stockholders may only be called by the Board of Directors, the Chairman of the Board of Directors or the President. The Previous By-Laws provided that a special meeting of stockholders also could be called by the holders of stock entitled to cast not less than 25% of the votes at such meeting.

Advance Notice Provisions. The New By-Laws establish an advance notice procedure for stockholders to make nominations of candidates for election as directors, or to bring other business before an annual meeting of stockholders of the Company. The New By-Laws provide that only persons who are nominated by, or at the direction of, the Board of Directors, or by a stockholder who has given timely written notice to the Secretary of the Company prior to the meeting at which directors are to be elected, will be eligible for election as directors of

                               Loehmann's, Inc.

         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (continued)

the Company. Under the New By-Laws, for notice of stockholder nominations to be made at an annual meeting to be timely, such notice must be received by the Company not less than 30 days nor more than 60 days prior to the meeting, or in the event that less than 40 days' notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice by the stockholder to be timely must be received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. Under the New By-Laws, a stockholder's notice also must contain certain information specified in the New By-Laws.

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

4.1 11-7/8% Senior Note Indenture dated as of May 10, 1996 between Loehmann's, Inc. and United States Trust Company of New York. Filed as Exhibit 4.1 to Loehmann's Inc.'s Registration Statement on Form S-1 (Registration No 33-97100) and incorporated herein by reference.

27      Financial Data Schedule (for SEC use only)

(b)  No reports on Form 8-K were filed during the quarter ended August 3, 1996.

                               Loehmann's, Inc.


                                  Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: September 13, 1996


                             Loehmann's, Inc.

                         By  /S/  Philip Kaplan
                             Philip Kaplan
                             President, Chief Operating Officer and Director


                         By  /S/  Robert Glass
                             Robert Glass
                             Senior Vice President, Chief Financial Officer