Form 10-Q
period 1996-11-02
LOEHMANNS INC
filed 1996-12-16
CIK 60064

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the Quarter Ended November 2, 1996

                         Commission File Number 33-71922



                                LOEHMANN'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          22-2341356
-------------------------------                      ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   2500 Halsey Street
   Bronx, New York                                            10461
-------------------------------                      ------------------------

Registrant's telephone number, including area code        (718) 409-2000
                                                     ------------------------

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes    X         No
                             -------         -------


Number of shares outstanding of Registrant's Common Stock and Class B Convertible Common Stock, as of November 22, 1996; 8,423,832 and 469,237, respectively.

                                Loehmann's, Inc.

                         Quarter ended November 2, 1996

                                    CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets--November 2, 1996 and February 3, 1996..............    1
Consolidated Statements of Operations--Quarters and nine months ended
   November 2, 1996 and October 28, 1995........................................    2
Consolidated Statements of Cash Flows--Quarters and nine months ended
   November 2, 1996 and October 28, 1995........................................    3

Notes to Consolidated Financial Statements......................................    4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................    9

PART II--OTHER INFORMATION

Item 5. Other Information.......................................................   14

Item 6. Exhibits and Reports on Form 8-K........................................   15

         Signatures.............................................................   16

                                Loehmann's, Inc.

                     Consolidated Balance Sheets (Unaudited)

                                                                                    November 2,     February 3,
                                                                                       1996            1996
                                                                                    ---------------------------
                                                                                       (IN THOUSANDS, EXCEPT
                                                                                           SHARE AMOUNTS)
                                                                                    ---------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                           $     7,830     $    12,512
Accounts receivable, net                                                                  1,957             804
Merchandise inventory                                                                    68,684          43,721
Prepaid expenses and other assets                                                         1,896             918
Total current assets                                                                     80,367          57,955

Property, equipment and leaseholds, net                                                  62,751          60,245
Deferred debt issuance costs and other assets, net                                        4,018           3,296
Purchase price in excess of net assets acquired, net                                     41,143          42,115
Total assets                                                                        $   188,279     $   163,611
                                                                                    ===========     ===========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT) Current liabilities:
Accounts payable                                                                         41,988     $    21,474
Accrued expenses                                                                         19,425          16,709
Accrued interest                                                                          5,721           7,037
Current portion of long-term debt                                                            66              66
                                                                                    -----------     -----------
Total current liabilities                                                                67,200          45,286

Long-term debt:
11-7/8% senior notes                                                                     95,000              --
13-3/4% senior subordinated notes                                                            --          77,550
10-1/2% senior secured notes                                                                 --          51,471
Revenue bonds and notes, less current portion                                             2,676           2,712
                                                                                    -----------     -----------
Total long-term debt                                                                     97,676         131,733

Other noncurrent liabilities                                                                393             393
Series A preferred stock, subject to mandatory redemption,
             41,500,000 shares authorized, 0 and 37,405,739 shares issued and
             outstanding at November 2, 1996 and February 3, 1996, respectively-         15,279

Common stockholders' equity (deficit):
Common stock, 25,000,000 shares authorized; 8,423,832 and
                                                                                                      4,725,420
shares issued and outstanding at November 2, 1996 and February 3,                            84              47
1996, respectively
Class B convertible common stock, 469,237 shares authorized,
                  issued and outstanding                                                  2,352           2,352
Additional paid-in capital                                                               79,354          23,857
Accumulated deficit                                                                     (58,780)        (55,336)
                                                                                    -----------     -----------
Total common stockholders' equity (deficit)                                              23,010         (29,080)
Total liabilities and common stockholders' equity (deficit)                         $   188,279     $   163,611
                                                                                    ===========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                             Loehmann's, Inc.

                            Consolidated Statements of Operations (Unaudited)



                                                           Quarter Ended          Nine Months Ended
                                                      November 2,  October 28,  November 2,  October 28,
                                                         1996          1995         1996         1995
                                                      -------------------------------------------------

                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                                             $ 114,393    $  99,362    $ 309,165     $ 286,294
Cost of sales                                            77,044       66,668      209,982       195,895
Gross profit                                             37,349       32,694       99,183        90,399

Store operating expenses                                 18,354       17,260       51,410        49,725
Pre-opening costs                                         1,084           --        1,460            --
General and administrative expenses                       6,090        5,251       17,345        15,245
Depreciation and amortization                             2,845        2,819        8,891         8,881
Charge for store closings and impairment of assets
                                                             --           --           --        15,300
Operating income                                          8,976        7,364       20,077         1,248

Interest expense, net                                     2,698        4,460       10,688        13,415
                                                      ---------    ---------    ---------     ---------
Income (loss) before income taxes                         6,278        2,904        9,389       (12,167)
Provision for income taxes                                    4            7           64           115
                                                      ---------    ---------    ---------     ---------
Income (loss) before extraordinary item                   6,274        2,897        9,325       (12,282)
Extraordinary loss for early retirement
   of debt                                                   --           --        7,101            --
                                                      ---------    ---------    ---------     ---------
Net income (loss)                                         6,274        2,897        2,224       (12,282)
Stock dividends on and accretion of
   preferred stock                                           --          416        5,668         1,338
                                                      ---------    ---------    ---------     ---------
Net income (loss) applicable to
   common stock                                       $   6,274    $   2,481    $  (3,444)    $ (13,620)
                                                      =========    =========    =========     =========
Net income (loss) per share applicable
   to common stock before extraordinary
   item                                               $    0.66    $    0.48    $    0.44     $   (2.63)
Net income (loss) per share applicable
   to common stock after extraordinary                $    0.66    $    0.48    $   (0.42)    $   (2.63)
   item
                                                      =========    =========    =========     =========
Weighted average number of common
   shares and common share equivalents
   outstanding                                            9,470        5,190        8,239         5,184


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

                Consolidated Statements of Cash Flows (Unaudited)


                                                              Quarter Ended            Nine Months Ended
                                                         November 2,  October 28,   November 2,  October 28,
                                                            1996         1995          1996          1995
                                                        ---------------------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $   6,274     $   2,897     $   2,224     $ (12,282)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                          2,845         2,819         8,891         8,881
     Accretion of 10-1/2% senior secured notes                 --           333           510           982
     Non-cash charges for store closings, impairment
       of assets and other                                     --            --            --        10,538
     Loss on early retirement of senior notes                  --            --         7,101            --
     Changes in current assets and liabilities:
       Accounts receivable, net                            (1,110)       (1,163)       (1,153)       (1,390)
       Merchandise inventory                              (22,124)      (12,124)      (24,963)      (12,638)
       Prepaid expenses and other                            (126)         (866)         (978)         (714)
       Accounts payable                                    23,476        13,361        20,514        12,293
       Accrued expenses                                     2,782        (1,217)        2,716          (399)
       Accrued interest                                     2,866        (4,030)       (1,316)       (4,094)
                                                        ---------     ---------     ---------     ---------
     Net changes in current assets and liabilities:         5,764        (6,039)       (5,180)       (6,942)
     Net change in other assets and liabilities              (200)         (219)       (3,608)         (237)
                                                        ---------     ---------     ---------     ---------
Net adjustments                                             8,409        (3,106)        7,714        13,222
Net cash (used in) provided by operating activities        14,683          (209)        9,938           940
                                                        ---------     ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (6,043)       (1,852)       (9,770)       (4,932)
Net cash used in investing activities                      (6,043)       (1,852)       (9,770)       (4,932)
                                                        ---------     ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility, net                           (2,791)           --            --            --
Redemption of 10-1/2% senior secured notes                     --            --       (55,905)       (1,584)
Redemption of 13-3/4% senior subordinated notes                --            --       (78,325)           --
Redemption of 11-7/8% senior  notes                            --            --        (5,165)           --
Issuance of 11-7/8% senior notes                               --            --       100,000            --
Redemption of Series A Preferred Stock                         --            --       (20,947)           --
Issuance of common stock                                      113            --        55,534            --
Other financing activities, net                               (16)          (15)          (42)          (18)
Net cash used in financing activities                      (2,694)          (15)       (4,850)       (1,602)
                                                        ---------     ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents        5,946        (2,076)       (4,682)       (5,594)
Cash and cash equivalents at beginning of period            1,884         9,304        12,512        12,822
                                                        ---------     ---------     ---------     ---------
Cash and cash equivalents at end of period              $   7,830     $   7,228     $   7,830     $   7,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during period                        $      53     $   8,240     $  12,943     $  16,712
                                                        =========     =========     =========     =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

                                November 2, 1996




1. BASIS OF PRESENTATION

Effective May 7, 1996, the Company's predecessor, Loehmann's Holdings, Inc., a Maryland corporation ("Holdings"), whose only material assets consisted of all of the outstanding stock of and an intercompany note issued by Loehmann's, Inc., merged with and into a new wholly-owned Delaware subsidiary formed for the purpose of reincorporating Holdings from Maryland to Delaware. Effective May 8, 1996, the surviving corporation of such merger merged with and into the Company, with the Company being the ultimate surviving corporation (together with the reincorporation from Maryland to Delaware, the "Holdings Merger"). As a result of the Holdings Merger, each share of Holdings' Common Stock, par value $0.008403361 per share, and Class B convertible Common Stock, par value $0.008403361 per share, was converted into approximately 0.22 shares of Loehmann's, Inc. Common Stock, par value $0.01 per share and 0.22 shares of Class B Convertible Common Stock, par value $0.01 per share, respectively, and the number of common shares authorized was changed to 25,000,000. Accordingly, the financial information appearing herein (including all share and per share data) reflects the retroactive application of the Holdings Merger.

The accompanying consolidated financial statements include the accounts of Loehmann's, Inc. and its wholly-owned subsidiaries, collectively referred to hereafter as the Company. All significant intercompany items have been eliminated in consolidation.

The balance sheet at November 2, 1996 and the statements of operations and cash flows for each of the quarters and nine months ended November 2, 1996 and October 28, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter and nine months ended November 2, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 1997. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes for the

                                Loehmann's, Inc.

                                November 2, 1996



1. BASIS OF PRESENTATION (CONTINUED)

fiscal year ended February 3, 1996 included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission (File No. 33-97100) and declared effective on May 7, 1996.

Net income per share applicable to common stock amounts were determined by dividing net income (after deducting dividends on and accretion of preferred stock) by the weighted average number of common shares outstanding during each period, including the effect of options to purchase common stock. Common stock equivalents that were dilutive to income per share before extraordinary items were recognized for all per share computations. Options to purchase common stock were not considered in the calculation of net loss per share applicable to common stock as their effect was antidilutive.

2. INCOME TAXES

The provision for income taxes primarily represents alternative minimum tax and state and local taxes for states that do not allow net operating loss carryforwards. At November 2, 1996, the tax benefit resulting from the use of a portion of the Company's net operating loss carryforward has been effected by a corresponding decrease in the valuation allowance recorded against the deferred tax asset.

3. USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ.

4. EQUITY AND DEBT OFFERING

On May 10, 1996, the Company sold 3,572,000 shares of Common Stock and $100.0 million principal amount of 11-7/8% Senior Notes due 2003 (the "Senior Notes"). The net proceeds received from such offerings (the "Offerings") were used (i) to redeem in full $52.5 million face amount of the Company's 10-1/2% Senior Secured Notes due 1997, at a redemption price of 103.5% of the face amount of such notes, plus accrued and unpaid interest, (ii) to

                                Loehmann's, Inc.

                                November 2, 1996



4. EQUITY AND DEBT OFFERING (CONTINUED)

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

Supplemental earnings per share for the quarter ended November 2, 1996 include approximately 3,572,000 shares deemed to be sold by the Company in connection with the Offerings to redeem the Existing Obligations as if such redemptions had occurred at the beginning of the year. If such transactions had occurred at the beginning of that year, net income per share for the quarter and nine months ended November 2, 1996 would have been $0.40 and $0.77, respectively.

5. SENIOR NOTES

As part of the Offerings, the Company sold $100.0 million aggregate face amount of 11- 7/8% Senior Notes. The Senior Notes mature on May 15, 2003, are limited to $100.0 million aggregate face amount, and are unsecured senior obligations of the Company, senior in right of payment to any subordinated indebtedness of the Company. During the second quarter of 1996, the Company purchased on the open market and retired $5.0 million face amount of the Senior Notes. The Senior Notes bear interest at a rate of 11-7/8% from May 10, 1996 or from the most recent interest payment date to which interest has been paid, payable semiannually on May 15 and November 15 in each year, commencing November 15, 1996.

The Senior Notes are subject to redemption at any time on or after May 15, 2000 at the option of the Company, in whole or in part, on not less than 30 nor more than 60 days' prior notice in

                                Loehmann's, Inc.

                                November 2, 1996



5. SENIOR NOTES (CONTINUED)

amounts of $1,000 or integral multiples thereof at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning
May 15th of the years indicated below:


                                                REDEMPTION
                         YEAR                     PRICE
                    -----------------------------------------

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

6. CREDIT AGREEMENT

Effective June 12, 1996, the Company amended and restated its credit agreement with BankAmerica Business Credit, Inc. (the "Bank") to provide the Company with a credit facility (the "Credit Facility"). The Credit Facility provides for a $35.0 million revolving line of credit with interest payable on amounts drawn under the facility, at the Company's option, at either the Bank's prime rate plus 0.75%, or LIBOR plus 2.2%.

The Company also is required to pay a per annum fee equal to 0.375% on the undrawn portion of the Bank's commitment in respect of the Credit Facility.

                                Loehmann's, Inc.

                                November 2, 1996




6. CREDIT AGREEMENT (CONTINUED)

The Credit Facility is subject to certain borrowing base limitations, subjects the Company to certain covenants, imposes limitations upon investments, dividends and other restricted payments and capital expenditures. The Credit Facility is secured by substantially all of the Company's assets, including accounts receivable, inventory, fixtures and equipment. The Credit Facility has a term of four years and is not subject to scheduled annual repayments, except upon maturity. At November 2, 1996, there were no outstanding borrowings under the Credit Facility.

7. CHARGE FOR STORE CLOSINGS

During the second quarter of fiscal 1995, the Company implemented a plan to close 11 underperforming stores and, as a result, recorded a $10.35 million charge to continuing operations. These closures were intended to improve overall chain profitability and achieve a more competitive cost structure. The store closures were completed by the end of August 1995. Reserved amounts at November 2, 1996 relating to long-term lease commitments are not material. Operating results of those stores during the quarter and nine months ended October 28, 1995 were not significant.

8. CHARGE FOR IMPAIRMENT OF ASSETS

During the second quarter of fiscal 1995, the Company completed certain market analyses as part of an overall strategic plan. As an outcome of those analyses, the Company shortened the period of time in which it intended to occupy certain stores and, as a consequence, the undiscounted cash flows estimated to be generated from the revised intended use was not sufficient to recover the assets' carrying amount. Based on these indicators, the primary intangible assets associated with these locations were determined to be impaired as defined by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"). Accordingly, the Company recorded a $4.95 million impairment loss to continuing opera tions, representing the excess net book value of these assets over their fair value. Fair value was based on appraisal value.

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

In October 1996, certain of the Company's common stockholders offered 2,349,000 shares of common stock for sale pursuant to a Secondary public offering of shares. The Company did not receive any proceeds from this offering nor was the Company's capitalization affected by this transaction. All expenses incurred in connection with this offering were paid by the selling shareholders.

RESULT OF OPERATIONS--COMPARISON OF THE QUARTERS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995

Net sales for the thirteen week period ended November 2, 1996, were $114.4 million as compared to $99.4 million for the comparable period in the prior year, an increase of $15.0 million or 15.1%. Comparable store sales (sales at stores that were in operation for both periods) increased by 2.4%. The increase in net sales was due to six new stores opened during the year (Merrick, Houston, San Diego, Paramus, Manhattan, and Boston) plus, the comparable store increase. The Paramus store was a replacement of an existing, smaller Paramus store, which was closed.

                                Loehmann's, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)



Gross profit for the thirteen week period ended November 2, 1996, was $37.3 million as compared to $32.7 million for the same period in the prior year, an increase of $4.6 million or 14.1%. Gross margin percent decreased to 32.7% from 32.9% in the prior year period. The decrease of 0.2 percentage points in margin was primarily due to a slight increase in markdowns.

Store operating expenses for the thirteen week period ended November 2, 1996, were $18.4 million as compared to $17.3 million during the same period in the prior year, an increase of approximately $1.1 million, or 6.4%. As a percentage of net sales, store operating expenses decreased to 16.1% from 17.4% in the prior year period. The decrease in store expenses as a percentage of sales of
1.3 percentage points was due to the leveraging of the store expense base relative to the sales growth.

Pre-opening costs totaled $1.1 million during the thirteen weeks ended November 2, 1996. These costs were associated with the opening of the four new stores in San Diego, Paramus, Manhattan, and Boston. The Company charges the costs associated with the new store openings to operations in the fiscal quarter of the store's opening. The Company opened its Brooklyn, New York store in the fourth quarter of 1996.

General and administrative expenses for the thirteen week period ended November 2, 1996, were $6.1 million as compared to $5.3 million during the same period in the prior year, an increase of $0.8 million, or 15.1%. As a percentage of net sales, general and administrative expenses were essentially unchanged from the prior year. The dollar increase in general and administrative expenses was primarily due to the continued investment in corporate infrastructure to support the Company's planned new-store expansion program.

Depreciation and amortization expense for the thirteen week period ended November 2, 1996, was essentially unchanged from the same period in the prior year.

Net interest expense for the thirteen week period ended November 2, 1996 was $2.7 million as compared to $4.5 million for the same period in the prior year, a decrease of approximately $1.8 million or 40.0%. The reduction in net interest expense resulted from the Company's net reduction of long-term debt of approximately $30.0 million and a reduction of the average interest rate paid on the long term debt by approximately 60 basis points. In May 1996, the Company redeemed its 10-1/2% Senior Secured Notes and 13-3/4% Senior Subordinated Notes totaling $130.0 million face value and issued $100.0 million face value of the Senior Notes.

                                Loehmann's, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)



RESULT OF OPERATIONS--COMPARISON OF THE NINE MONTHS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995

Net sales for the thirty-nine week period ended November 2, 1996 were $309.2 million versus $286.3 million during the same period in the prior year, an increase of $22.9 million, or 8.0%. Comparable store sales (sales at stores that were in operation for both periods) increased by 4.1%. The increase in sales is a result of the six new stores opened in fiscal 1996 plus the comparable store increase, partially offset by the impact of the eleven stores closed in August 1995.

Gross profit for the thirty-nine week period ended November 2, 1996 was $99.2 million, as compared to $90.4 million for the comparable period in the prior year, an increase of $8.8 million, or 9.7%. Gross margin percent increased to 32.1% from 31.6% in the prior year period. The improvement in margin percent was primarily a result of the continuing shift in the Company's sales mix towards merchandise with higher average gross margins coupled with a reduction of markdowns and inventory shortage.

Store operating expenses for the thirty-nine week period ended November 2, 1996, were $51.4 million as compared to $49.7 million during the comparable period in the prior year, an increase of $1.7 million, or 3.4%. As a percentage of net sales, store operating expenses decreased to 16.6% from 17.4% from the comparable prior year period. The dollar increase in store operating expenses was primarily due to an increase in sales variable expense associated with the sales increase of $22.9 million.

Pre-opening costs totaled $1.5 million during the thirty-nine weeks ended November 2, 1996. These costs were associated with the opening of the six new stores in Merrick, Houston, San Diego, Paramus, Manhattan, and Boston. The Company charges the costs associated with the new store openings to operations in the fiscal quarter of the store's opening. The Company opened its Brooklyn, New York store in the fourth quarter of 1996.

General and administrative expenses for the thirty-nine week period ended November 2, 1996 were $17.3 million as compared to $15.2 million during the comparable period in the prior year, an increase of $2.1 million, or 13.8%. As a percent of net sales, general and administrative expenses increased to 5.6% as compared to 5.3% for the same period in the prior year. The dollar increase in general and administrative expenses was primarily due to the continued investment in corporate infrastructure to support the Company's planned new-store expansion program.

                                Loehmann's, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)



Depreciation and amortization for the thirty-nine week period ended November 2, 1996, was essentially unchanged from the same period in the prior year.

Net interest expense for the thirty-nine week period ended November 2, 1996 was $10.7 million versus $13.4 million for the comparable period in the prior year, a decrease of $2.7 million, or 20.1%. The reduction in net interest expense resulted from the Company's net reduction of long-term debt of approximately $30.0 million and a reduction of the average interest rate paid on the long term debt by approximately 60 basis points. In May 1996, the Company redeemed its 10-1/2% Senior Secured Notes and 13-3/4% Senior Subordinated Notes totaling $130.0 million face value and issued $100.0 million face value of the Senior Notes.

For the thirteen and thirty-nine week periods ended October 28, 1995, the Company recorded a $10.35 million charge related to the implementation of a plan to close eleven underperforming stores. The Company believes that these closures will improve overall chain profitability and achieve a more competitive cost structure. Additionally, the Company recorded a $4.95 million charge to continuing operations in connection with the write-down to fair value of certain primarily intangible assets that were determined to have been impaired in accordance with FAS No. 121. Of this combined $15.3 million charge, $10.45 million represents a non-cash charge. (See Notes 7 and 8 to the accompanying consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided as a result of operating activities totaled $14.7 million during the thirteen weeks ended November 2, 1996. Cash of $9.1 million was provided from operations after adding back non-cash charges. Additionally, $5.8 million was generated through working capital changes primarily related to an increase in accrued expenses. The Company used a portion of the cash from operations to fund capital expenditures of $6.0 million and to eliminate borrowings under its Credit Facility of $2.8 million.

Net cash provided as a result of operating activities totaled $9.9 million during the thirty-nine weeks ended November 2, 1996. Cash of $18.7 million was provided from operations after

                                Loehmann's, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)



adding back non-cash charges, offset by the use of net working capital of $5.2 million related to new store activity and an reduction in accrued interest expense. In addition, $3.6 million cash was principally used for new debt issuance costs. The Company used a portion of the cash from operations to fund capital expenditures of $9.8 million and for financing activities of $4.9 million.

On June 12, 1996, the Company amended and restated its credit agreement with BankAmerica Business Credit, Inc. (the "Bank") to provide the Company with a credit facility (the "Credit Facility"). The Credit Facility provides for a $35.0 million revolving line of credit with interest payable, at the Company's option, on amounts drawn under the facility at either (i) the Bank's prime plus 0.75%, or (ii) LIBOR plus 2.2%. The Company also is required to pay a per annum fee equal to 0.375% on the undrawn portion of the Bank's commitment with respect of the Credit Facility. The Credit Facility is subject to certain borrowing base limitations, subjects the Company to certain covenants, imposes limitations upon investments, dividends and other restricted payments and capital expenditures. The Credit Facility is secured by substantially all of the Company's assets, including accounts receivable, inventory, fixtures and equipment and is not subject to scheduled annual repayments, except upon maturity. The Credit Facility has a term of four years. At November 2, 1996, the Company was in compliance with all covenants under the Credit Facility.

The Company believes that cash generated from operations will be sufficient to satisfy its cash requirements for the next twelve months, as supplemented if necessary, by borrowings under the Credit Facility.

                                Loehmann's, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)



PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Certain statements in this quarterly report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report and in future filings by the Company with the Securities and Exchange Commission and certain verbal statements by duly authorized officers of the Company, constitute "forward looking statements" with the meaning of the Reform Act. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations; construction costs and other factors referenced in this quarterly report.

                                Loehmann's, Inc.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       4.1    Second Amended and Restated Credit Agreement, dated as of May 6,

              1996, between Loehmann's, Inc. and Bank America Business Credit, Inc. certain Banks party thereto. Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-12881) and incorporated herein by reference.

       27     Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K were filed during the quarter ended November 2, 1996.

                                Loehmann's, Inc.


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: December 12, 1996


                            Loehmann's, Inc.


                         By /S/        Philip Kaplan
                            --------------------------------------------------
                            Philip Kaplan
                            President, Chief Operating Officer and Director



                         By /S/        Robert Glass
                            --------------------------------------------------
                            Robert Glass
                            Senior Vice President, Chief Financial Officer