Form 10-K
period 1997-02-01
LOEHMANNS INC
filed 1997-05-02
CIK 60064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 1, 1997

                                 Commission File
                                 Number 0-28410

                                LOEHMANN'S, INC.
-------------------------------------------------------------------------------
            (Exact name of registration as specified in its charter)


        Delaware                                       22-2341356
-----------------------------------          ----------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

2500 Halsey Street, Bronx, New York                      10461
-----------------------------------          ----------------------------------
 (Address of principal offices)                       (Zip Code)

Registrant's telephone number, including Area Code: (718) 409-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]             No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of registrant as of April 28, 1997 was $48,727,233.

The Company had 8,779,322 shares of Common Stock and 122,726 shares of Class B Common Stock outstanding as of April 28, 1997.

Documents incorporated by reference: The information required by Part II, Items 5, 6, 7, 8 and 9, is incorporated by reference to the Company's Annual Report to Stockholders; the information required by Part III, Items 10, 11, 12 and 13, is incorporated by reference to the Company's proxy statement which will be filed with the Commission not more than 120 days after the end of the Company's 1996 fiscal year.

                                LOEHMANN'S, INC.

                                TABLE OF CONTENTS

                                     PART I.

Item 1.   Business............................................................2

Item 2.   Properties.........................................................10

Item 3.   Legal Proceedings..................................................11

Item 4.   Submission of Matters to a Vote of Security Holders................11

                                    PART II.

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters........................................12

Item 6.   Selected Financial Data............................................12

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........13

Item 8.   Financial Statements and Supplementary Data........................13

Item 9.   Changes in and Disagreements With Accountants
          On Accounting and Financial Disclosure.............................13

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant.................14

Item 11.  Executive Compensation.............................................14

Item 12.  Security Ownership of Certain Beneficial Owners
          And  Management....................................................14

Item 13.  Certain Relationships and Related Transactions.....................14

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..... ..........................................15

          Signatures.........................................................18

PART I.


ITEM 1.  BUSINESS

Loehmann's, Inc., a Delaware corporation ("Loehmann's" or the "Company"), founded in 1921 as the "Original Designer Outlet," is a leading national specialty retailer of well known designer and brand name women's fashion apparel, accessories and shoes offered at prices that are typically 30% to 65% below department store prices. The Company believes it has developed a unique franchise as the largest national upscale off-price specialty retailer in the industry. The Company's strong brand name, loyal customer base and long-standing relationships with leading designers and vendors of quality merchandise has enabled it to maintain its franchise. The Company's target customers are relatively affluent women between the ages of 30 and 55 who are attracted to designer and other high quality merchandise offered at exceptional values. As of April 1, 1997 the Company operated 75 stores in major metropolitan markets located in 23 states.

INDUSTRY OVERVIEW

According to published reports, total retail sales of women's apparel and accessories in the United States were in excess $70.0 billion in 1996. The womenswear industry is served by a variety of distribution channels including department stores, specialty stores and off-price retailers.

The women's apparel industry is categorized into five product classifications: designer, bridge, better, moderate and budget. Designer merchandise is the most expensive product classification and is characterized by high fashion styling. Designer brands include Donna Karan, Calvin Klein, Ralph Lauren and Anne Klein. Bridge products are typically brand name merchandise which may carry designer labels but are less expensive than the designer classification and allow customers to purchase designer-like merchandise at below designer prices. Bridge brands include DKNY, Anne Klein II, Adrienne Vittadini, CK/Calvin Klein, Emanuel Ungaro and Tahari. Apparel in the better classification carries brand name labels but is less expensive than bridge apparel. Better brands include Jones New York, Harve Benard and Kenar. Merchandise in the moderate classification is also generally brand name but is a less expensive product category. Moderate brands include Oleg Cassini and Leslie Fay. Budget merchandise is the least expensive product classification.

Designer and bridge merchandise is generally sold in finer department stores such as Bloomingdale's, Lord & Taylor, Nordstrom and Saks Fifth Avenue. Because manufacturers of designer and bridge merchandise are very concerned about maintaining the upscale image of their trademarks, they are typically very selective about which retailers carry their products. As a result, the Company believes that most other off-price retailers have limited access to designer and bridge merchandise.

BUSINESS STRATEGY

The Company's strategy is to deliver value to its customers by offering at substantial discounts a wide selection of high quality in-season merchandise, including designer and bridge apparel, accessories and shoes. The Company believes that it differentiates itself from finer department stores by offering similar merchandise at significantly lower prices and from other off-price apparel retailers by offering a broad range of designer and bridge merchandise. The principal elements of the Company's business strategy are as follows:

EMPHASIS ON IN-SEASON DESIGNER AND HIGH QUALITY MERCHANDISE

The Company offers a wide selection of in-season apparel, accessories and shoes, approximately one-third of which is designer and bridge merchandise. The Company, like finer department stores, is known for carrying designer and bridge labels, including Donna Karan, Calvin Klein, Ralph Lauren, Adrienne Vittadini, Tahari, Dana Buchman, Andrea Jovine and Emanuel Ungaro.

VALUE PRICING

The Company provides its customers with exceptional value by offering its merchandise at prices that are typically 30% to 65% below prices charged by department stores for the same items and that are comparable to or lower than prices charged by other off-price retailers.

CAPITALIZE ON LONG-STANDING VENDOR RELATIONSHIPS

Loehmann's believes that it is uniquely positioned among off-price retailers as a principal choice for well known designers who believe that their prestige will be preserved by having their merchandise offered by Loehmann's because of its high quality image and affluent customer base. Loehmann's long-standing vendor relationships and its ability to sell large quantities of goods have provided the Company with ready access to a wide selection of merchandise, often on a preferential basis.

BROADEN MERCHANDISE CATEGORIES

The Company continually seeks to broaden its appeal and has over the past several years expanded its merchandise mix to include shoes and a broader range of accessories and intimate apparel. These items, which typically generate higher gross margins than the Company's traditional apparel categories, accounted for approximately 20% of the Company's net sales in fiscal 1996, an increase from 8% in fiscal 1992.

FLEXIBLE PURCHASING STRATEGY

The Company relies on a flexible purchasing strategy under which it enters any given month with a substantial portion of its purchasing requirements unfulfilled. This strategy enables the Company to react to sales trends, fashion trends and changing customer preferences while enhancing the Company's ability to negotiate with its vendors and take advantage of market inefficiencies and opportunities as they may arise.

EFFICIENT INVENTORY MANAGEMENT

The Company ships new high quality merchandise to its stores on a daily basis. The Company believes it is able to constantly replenish its stores because of its allocation and distribution system, which enables the Company to distribute merchandise to its stores typically within 48 to 72 hours after delivery to its distribution center. In addition, the Company utilizes a cyclical markdown strategy which automatically reduces prices as goods age. As a result of this inventory management, the Company is able to enhance its gross margin, maintain a comparatively low investment in inventory, increase its inventory turn and react more effectively to changing fashion trends and customer preferences.

LOW-COST STRUCTURE

In order to provide its customers with exceptional value while maximizing profitability and cash flow, the Company is focused on maintaining an efficient, low-cost operating structure. Key elements of this focus include the Company's no-frills store format, lean corporate overhead and disciplined real estate strategy.

EXPANSION STRATEGY

In fiscal 1996 the Company embarked on a store expansion program by opening new stores in existing suburban markets where the Loehmann's franchise is well established and in other locations which have appealing demographics. The Company opened seven stores in fiscal 1996 including a 60,000 square foot flagship store in downtown Manhattan at the site which recently housed Barney's Seventh Avenue Men's Store. The Company additionally plans to open 14-16 stores during 1997 and 1998, three of these stores already have been opened in Seattle, Washington, Fort Lauderdale, Florida, and Irvine, California. The Company closed three stores in fiscal 1996 and converted one store into a clearance center. The Company closed one store in February 1997, and expects to close one additional store during the year, which will be replaced by a new store.

The Company has retained the services of a retail consulting firm that has conducted an extensive analysis of the relevant demographics to advise the Company with respect to its expansion strategy. All decisions as to store openings are decided on a case by case basis by the Company's Board of Directors based on the recommendations of management.

MERCHANDISING

SELECTION

The Company offers a wide selection of women's sportswear, dresses, suits, outerwear, coats, accessories, intimate apparel and shoes. The Company does not offer budget merchandise in its stores. Most of the Company's merchandise is in-season and is therefore generally available at Loehmann's during the same selling season as it is available in department stores. The following is a list of many of the key brands offered at the Company's stores:

Adrienne Vittadini      CK/Calvin Klein        Harve Benard
Andrea Jovine           Dana Buchman           Jones NY
A Line /Anne Klein      Depeche Mode           Kenar
Anne Klein II           DKNY                   Oleg Cassini
Augustus                Donna Karan            Ralph Lauren
Calvin Klein            Emmanuel Ungaro        Tahari

The Company continually seeks to broaden its appeal and has over the past several years expanded its merchandise mix to include shoes and a broader range of accessories and intimate apparel. These items, which typically generate higher gross margins than the Company's traditional apparel categories, accounted for over 20% of the Company's net sales in fiscal 1996, an increase from 8% in fiscal 1992. The following table shows the percentages of the Company's net sales attributable to its various product categories for fiscal 1992 through fiscal 1996:



                                  1992     1993     1994     1995    1996
                                  ----     ----     ----     ----    ----
Sportswear .................      50.4%    49.6%    48.8%    47.6%    48.1%
Dresses and suits ..........      31.5     28.6     26.5     26.0     24.6
Coats and outerwear ........       7.2      5.9      5.2      5.1      5.0
Accessories/intimate apparel       8.0     11.3     13.0     14.5     14.6
Shoes ......................        --      2.1      3.4      5.5      5.8
Other ......................       2.9      2.5      3.1      1.3      1.9
                                 -----    -----    -----    -----    -----
Total ......................     100.0%   100.0%   100.0%   100.0%   100.0%
                                 =====    =====    =====    =====    =====

All Loehmann's stores carry items from each of its merchandise categories. However, the allocation of merchandise among the stores varies based upon factors relating to the demographics and geographic location of each store as well as the size of the store and its ability to adequately display the merchandise. In a continuing effort to broaden its appeal, beginning in March 1996, the Company began offering infantwear in 12 of its stores and women's large sizes apparel in 15 of its stores. As of April 1, 1997, both infantwear and women's large sizes apparel were offered in approximately 40 of the Company's stores.

PRICING

The Company seeks to provide its customers with exceptional value by offering its merchandise at prices that are typically 30% to 65% below prices charged by department stores for the same items and that are comparable to or lower than prices charged by other off-price retailers. The Company's central buying staff adheres to a disciplined approach to acquiring merchandise that enables the Company to consistently offer its merchandise at favorable prices. The Company's buyers will only acquire merchandise at prices which permit the Company to offer its merchandise for sale initially at a significant discount to the first marked down price that a department store would charge for the same item. Each item of merchandise offered by the Company carries a price tag displaying the Company's price as well as the typical department store's initial price for the same item.

The Company uses a cyclical markdown policy to reduce prices automatically as goods age. The purpose of this policy is to improve inventory turnover and minimize the amount of unsold merchandise at the end of the season, while reinforcing the customer's perception of value and enabling the Company to provide the stores with fresh merchandise on a regular basis. In addition, the Company closely monitors prices charged by competitors in each of its markets and adjusts its prices to preserve its pricing advantage.

VENDOR RELATIONSHIPS AND PURCHASING

The Company believes it is well positioned among off-price retailers as a principal choice for well known designers who believe that their prestige will be preserved by having their merchandise offered by Loehmann's because of its high quality image and affluent customer base. Many of the Company's most active suppliers have been selling merchandise to the Company for at least 10 years. Because of these long-standing vendor relationships and its ability to sell large quantities of goods, the Company has ready access to a wide selection of merchandise, often on a preferential basis.

The Company does not engage in significant forward purchasing and a large portion of its purchasing requirements in any given month intentionally remains unfulfilled at the beginning of the month. This strategy enables the Company to react to fashion trends and changing customer preferences while enhancing the Company's ability to negotiate with its vendors and take advantage of market inefficiencies and opportunities as they may arise.

The Company purchases a majority of its inventory during the manufacturer's selling season enabling the Company to offer merchandise during the same selling season as it is available in department stores. The Company also purchases a portion of its inventory at the end of the season, when the Company is prepared to purchase a manufacturer's remaining items at an even steeper discount. Vendors who sell to the Company do not need to build into their price structure any anticipation of returns, markdown allowances or advertising allowances, all of which are typical in the department store industry. In addition, the Company pays for goods within an average of approximately 25 to 30 days and often picks up the merchandise directly from the vendors.

The Company purchases its inventory from over 400 suppliers, which in many cases include separate divisions of a single manufacturer or designer. These suppliers include a substantial majority of the designer and brand name apparel manufacturers in the United States. Some purchases are also made in the European market, primarily Italy. The Company does not have any long-term supply contracts with its suppliers.

The Company maintains its own central buying staff, comprised of 14 experienced off-priced buyers, many of who also have extensive experience with traditional department stores. Historically, the Company has had very low turnover within its buying group, enabling Loehmann's to capitalize on an experienced, respected group of buyers capable of enhancing the Company's already strong vendor relationships.

STORE LAYOUT

Loehmann's store format and merchandise presentation are designed to project the image of deep discount and exceptional value, as well as to emphasize Loehmann's niche as the off-price equivalent of an upscale specialty store. Loehmann's stores are divided into two shopping areas: a large, open selling area with wall-to-wall merchandise and a smaller, separate, and more intimate area called

"The Back Room." The Company presents moderate and better sportswear, dresses and suits, as well as all outerwear, accessories, intimate apparel and shoes on the main selling floor. Designer and bridge merchandise, including gowns, dresses, suits and sportswear, are displayed in The Back Room.

The Back Room provides a key point of differentiation to the consumer, as it projects the image of designer goods sold in a no-frills environment and, therefore, at exceptional values. Although the Company estimates that The Back Room generally accounts for only approximately 10% to 15% of a typical Loehmann's store's selling space, The Back Room has generated approximately one-third of the Company's net sales over the last several years.

All stores are low maintenance, simple, and functional facilities designed to maximize selling space and contain overhead costs. Store layouts are flexible in that product groupings can be easily moved or expanded. All stores have two or more communal fitting rooms. However, in response to customer preferences, private fitting rooms have been added in most stores. Because the Company is committed to maintaining virtually all of its in-store inventory on the selling floor, its stores do not require significant space devoted to inventory storage.

DISTRIBUTION

The Company operates a 126,000 square foot centralized distribution center located at the Company's headquarters and a 32,000 square foot satellite warehouse for processing shoes located near the main distribution center. As merchandise arrives at the distribution center, it is priced, ticketed, assigned to individual stores by the Company's merchandising systems, packaged for delivery and transported to the stores. The time from receipt of goods at the distribution center to placement of merchandise in the stores typically ranges from 48 to 72 hours.

ADVERTISING AND PROMOTION

Loehmann's has built its reputation over the years through "word-of-mouth" advertising. In the last three fiscal years, the Company has significantly increased its advertising expenditures. The Company advertises predominantly through direct mail and to a lesser extent through newspaper advertising.

A significant portion of the Company's advertising efforts involve direct mail announcements to members of "The Insider Club", a free membership program. Members receive notification of special events throughout the year and a 15% discount on their birthdays. The list of members now includes approximately 1.4 million active customers.

STORE OPERATIONS

The Company operates its stores to enhance the customer's shopping experience by creating a friendly shopping environment within a self-service operation. The Company's stores are organized into seven separate geographic districts each with a regional manager. Regional managers monitor the financial performance of the stores in their respective geographic districts and frequently visit stores to ensure adherence to the Company's merchandising, operations and personnel standards. The typical staff for a Loehmann's store consists of a store manager, and a number of associate store and department managers, sales specialists and additional full and part-time hourly associates depending upon the store's needs.

Senior management meets with the regional managers on a periodic basis to maintain a clear line of communication. In addition, "mystery shoppers" shop the stores to help ensure that sales associates are friendly and helpful and maintain all of the Company's merchandising, customer service and loss prevention standards.

Store management personnel currently complete a training program at a designated training store before assuming management responsibility. Sales specialists receive product and customer service training at the store level.

All store and regional managers participate in a bonus plan that ties compensation awards to the achievement of specified store profits goals and overall Company profits and also are eligible in the Company's stock option plan.

MANAGEMENT INFORMATION SYSTEMS

Each Loehmann's store is linked to the Company's headquarters through a point-of-sale system that interfaces with an IBM RS6000 computer equipped with integrated merchandising, distribution and accounting software packages. The Company's point-of-sale computer system has features that include merchandise scanning, the capture of customer sales information and on-line credit card approval. These features improve transaction accuracy, speed and checkout time as well as increase overall store efficiency.

The Company's management information and control systems enable the Company's corporate headquarters to promptly identify sales trends, identify merchandise to be marked down and monitor merchandise mix and inventory levels at individual stores. The Company believes that the current management information and control systems are capable of supporting the Company's planned expansion for the foreseeable future.

EMPLOYEES

At February 1, 1997, the Company had 3,049 employees, of whom 2,165 were store sales and clerical employees, 208 performed store managerial functions, and 676 were corporate and warehouse personnel. Except for managerial employees, professional support staff and the Company's buyers, all employees are paid on an hourly basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

TRADEMARK AND SERVICE MARK

"Loehmann's" has been registered as a trademark and a service mark with the United States Patent and Trademark Office. The registration of the trademark and the service mark may be renewed to extend the original 20-year registration period indefinitely, provided the marks are still in use. The Company intends to continue to use its trademark and service mark and maintain their registrations. The Company believes its trademark and service mark have received broad recognition and their continued existence is important to the Company's business.

COMPETITION

All aspects of the off-price fashion apparel business are highly competitive, and the Company expects competitive pressures to increase in the future as more factory outlet centers open and department stores continue price discounting. The Company believes that the principal elements of competition are the price, quality, selection and presentation of merchandise, store location and customer service. Management believes that the Company is well positioned to compete on the basis of each of these factors. The competitive environment may also be affected by factors beyond a particular retailer's control, such as shifts in consumer preferences, change in population demographics and traffic patterns, and fluctuating economic conditions.

The Company competes primarily with finer department stores. The Company believes it competes successfully with such department stores by offering a wide selection of comparable quality merchandise at significantly lower prices. Recently, many department stores have become more promotional, although such promotions are typically focused on moderate merchandise. Although the Company's gross margins have not been materially affected to date by department stores' pricing strategies, there can be no assurances that, if finer department stores continue to price more aggressively, the Company's margins will not be adversely affected. Most of the department stores and some of the off-price and discount retailers with which the Company competes have access to substantially greater financial and marketing resources than those available to the Company.

The Company also faces competition from factory outlet malls and a variety of off-price and discount retailers, some of which are relatively new companies, but many of which are established retail chains or divisions thereof. Such competitors include Burlington Coat Factory, Filene's Basement, Marshall's, Saks Off 5th, Syms, and T.J. Maxx. The Company believes it competes successfully with other off-price and discount retailers by reason of the quality, selection and price of the designer and other better quality merchandise available in the Company's stores.

In recent years, some designer and other better quality women's apparel has been offered through mail order catalogs. While not significant at the present time, the Company cannot predict the impact of this and other in-home shopping competition.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under the captions "Business," "Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K or incorporated by reference herein, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions, competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations; construction costs and other factors referenced in this report.


ITEM 2.  PROPERTIES

As of April 1, 1997, the Company operated 75 stores in 23 states including seven stores opened in fiscal 1996 and three stores opened in fiscal 1997. The Company does not own any of its stores and has no manufacturing facilities.

Indicated below is a listing of the regions in which the Company operates its stores:


                                                             Percent of
                                               Number       Fiscal Year
                   REGION                     of Stores    1996 Sales (1)
                   ------                     ---------    --------------
     California                                  14              23.8%
     New York                                    10              21.0
     Florida                                      6               9.4
     Other Mid-Atlantic                           7               9.2
     New Jersey                                   8               8.2
     New England                                  7               6.9
     Midwest                                      7               6.5
     Other Southeast                              7               5.7
     Texas                                        5               5.7
     Other West                                   4               3.6
                                               ----             -----
                                                 75             100.0%
                                               ====             =====

     (1) THESE PERCENTAGES EXCLUDE SALES FROM THE COMPANY'S 3 STORES CLOSED IN FISCAL 1996, SALES FROM THE ONE STORE CONVERTED TO A CLEARANCE CENTER AND THE THREE STORES OPENED AND ONE STORE CLOSED IN FISCAL 1997.

LEASES

The leases for the Company's stores typically provide for a 15 to 20-year term with three five-year renewals that are automatic unless the Company elects to terminate the lease. The rental rate in every case is a fixed amount rather than a contingent payment based on a store's gross sales. The leases typically contain tax escalation clauses and require the Company to pay insurance, utilities, repair and maintenance expenses. Increases in the fixed rent payable during the renewal terms are generally less than 10% to 15% of the base rent (although this percentage may increase for new stores). The leases have initial or renewal terms expiring as follows: 1997-1998 (10 stores); 1999-2001 (36 stores); 2002-2004 (8 stores); and 2005 and later (27 stores).

Five of six leases that expire by year-end fiscal 1997 have renewal options. The Company has generally been sucessful in renewing its store leases as they expire.

The Company leases the land for a 153,000 square foot facility located in an industrial park in the Bronx, New York, which serves as its corporate headquarters and as the site of its central warehousing and distribution operations. This facility contains 27,000 square feet of office space and 126,000 square feet of warehouse space. The ground lease with respect to the land on which the facility is situated provides for aggregate annual base rental payments of $37,500. The lease expires in 2010, but is renewable at certain increased rates until 2050. The facility is subject to two mortgages which relate to New York City Industrial Development Agency Revenue Bonds. In addition, the Company leases a 32,000 square foot warehouse in the Bronx, New York, which serves as additional warehouse space. The lease expires on December 31, 1998 and provides for annual rental payments of $198,000.


ITEM 3.  LEGAL PROCEEDINGS

Management is not aware of any litigation or regulatory proceedings against the Company which would materially impact its business or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, during the fourth quarter of fiscal 1996.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

The Company incorporates by reference herein the section entitled "Market Prices of Common Stock" in the Company's Annual Report to Stockholders for fiscal 1996 filed as an exhibit to this Form 10-K, which complies with the information called for by Item 5 of the Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

The Company incorporates by reference herein the sections entitled "Financial Highlights" and "Selected Financial Data" in the Company's Annual Report to Stockholders for fiscal 1996 filed as an exhibit to this Form 10-K, which complies with the information called for by Item 6 of the Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference herein the section entitled "Management Discussion and Analysis" in the Company's Annual Report to Stockholders for fiscal 1996 filed as an exhibit to this Form 10-K, which complies with the information called for by Item 7 of the Form 10-K.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company incorporates by reference herein the information contained in the Consolidated Financial Statements in the Company's Annual Report to Stockholders for fiscal 1996 filed as an exhibit to this Form 10-K, which complies with the information called for by Item 7 of the Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates by reference herein the sections entitled "Election of Directors" and "Management" in the Company's proxy statement which complies with the information called for by Item 10 of the Form 10-K. The proxy statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1996 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

The Company incorporates by reference herein the section entitled "Management" in the Company's proxy statement which complies with the information called for by Item 11 of the Form 10-K. The proxy statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1996 fiscal year.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND  MANAGEMENT

The Company incorporates by reference herein the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement which complies with the information called for by Item 12 of the Form 10-K. The proxy statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1996 fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference herein the sections entitled "Certain Transactions" and "Management" in the Company's proxy statement which complies with the information called for by Item 13 of the Form 10-K. The proxy statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1996 fiscal year.

PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.

(a)     Documents filed as part of the report.

        (1)    List of Financial Statements

               Report of Independent Auditors
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

        (2)    List of Financial Statement Schedules

               Schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

        (3)    List of Exhibits

               3.1 Amended and Restated Certificate of Incorporation of Loehmann's, Inc., filed as Exhibit 3.1 to Loehmann's, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated hereby by reference.

               3.2 By-Laws of Loehmann's, Inc., filed as Exhibit 3.2 to Loehmann's, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

               4.1 11 7/8% Senior Note Indenture, dated as of May 10, 1996, between Loehmann's, Inc. and United States Trust Company of New York, as Trustee, filed as Exhibit 4.1 to Loehmann's, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 1996 (Registration No. 0-28410), and incorporated herein by reference.

               4.2 Second Amended and Restated Credit Agreement, dated as of May 6, 1996, between Loehmann's, Inc., BankAmerica Business Credit, Inc., as Agent, and certain Banks party thereto, filed as Exhibit 4.2 to Loehmann's, Inc.'s Registration Statement on Form S-1 (Registration No. 333-12881) and incorporated herein by reference.

               4.3 A letter from Loehmann's, Inc. to the Securities and Exchange Commission agreeing to furnish copies of certain debt instruments.*

               10.1 Lease Agreement between the New York City Industrial Development Agency and Loehmann's, Inc. dated as of December 1, 1983, filed as Exhibit 10.3 to Loehmann's

                      Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

               10.2 Amended and Restated Agreement among Loehmann's Holdings, Inc., Loehmann's, Inc. and Philip Kaplan dated as of September 19, 1988 and Memorandum dated March 1, 1993 amending such Agreement, filed as Exhibit to Loehmann's Holdings, Inc.'s Registration Statement on Form S-4 (Registration No. 33-71922) and incorporated herein by reference.

               10.3 Amendment No. 1 to Employment Agreement among Loehmann's Holdings, Inc., Loehmann's, Inc. and Philip Kaplan dated as of November 1, 1995, filed as Exhibit 10.9 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

               10.4 Amendment No. 2 to Employment Agreement among Loehmann's Holdings, Inc., Loehmann's, Inc. and Philip Kaplan dated as of April 5, 1996, filed as Exhibit 10.10 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

               10.5 Agreement among Loehmann's Holdings, Inc., Loehmann's, Inc. and Robert N. Friedman dated as of November 1, 1995, filed as Exhibit 10.11 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

               10.6 Amendment No. 1 to Employment Agreement among Loehmann's Holdings, Inc., Loehmann's, Inc. and Robert N. Friedman dated as of April 5, 1996, filed as Exhibit 10.12 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

               10.7 Compensation/Consultation Agreement between Loehmann's Holdings, Inc. and Norman Matthews, filed as Exhibit 10.8 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

               10.8 Loehmann's, Inc. Amended and Restated Deferred Profit Sharing Plan, effective January 31, 1993, filed as Exhibit
                      10.15 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

               10.9   Loehmann's Holdings, Inc. 1988 Stock Option Plan, filed as
                      Exhibit 10.10 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

               10.10 Non-Qualified Stock Option Agreement dated September 30, 1988 between Loehmann's Holdings, Inc. and Philip Kaplan, filed as Exhibit 10.11 to Loehmann's Holdings, Inc.'s

                      Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

               10.11  Loehmann's, Inc. New Stock Incentive Plan, filed as
                      Exhibit 10.18 to Loehmann's, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

               10.12  Executive Incentive Compensation Plan, filed as Exhibit
                      10.13 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

               10.13 Non-Qualified Stock Option Agreement dated as of December 10, 1993 between Loehmann's Holdings, Inc. and Norman S. Matthews, filed as Exhibit 10.15 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-4 (Registration No. 33-71922) and incorporated herein by reference.

               13 Such portions of the Annual Report to Stockholders for 1996 as are expressly incorporated herein by reference.*

               23     Consent of Independent Auditors.*

               27     Financial Data Schedule.*

(b)     Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended February 1, 1997.

*  FILED HEREWITH

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LOEHMANN'S, INC.


Dated:  May 2, 1997                                By:  /S/ Philip Kaplan
                                                        -----------------
                                                   Philip Kaplan, President
                                                   Chief Operating Officer and
                                                   Director

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip Kaplan and Robert N. Friedman, such person's true and lawful attorney-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                          Title                          Date

/S/Norman S. Matthews              Chairman of the Board and      May 2, 1997
-------------------------          Director
Norman S. Matthews

/S/Robert N. Friedman              Chairman, Chief Executive      May 2, 1997
-------------------------          Officer and Director
Robert N. Friedman

/S/Philip Kaplan                   President, Chief Operating     May 2, 1997
-------------------------          Officer, Secretary and
Philip Kaplan                      Director

/S/Robert Glass                    Senior Vice President, Chief   May 2, 1997
-------------------------          Financial Officer and
Robert Glass                       Assistant Secretary

                                   Director
-------------------------
Janet A. Hickey


                                   Director
-------------------------
Richard E. Kroon

/S/Christina A. Mohr               Director                       May 2, 1997
-------------------------
Christina A. Mohr

/S/Arthur E. Reiner                Director                       May 2, 1997
-------------------------
Arthur E. Reiner

/S/Cynthia R. Cohen                Director                       May 2, 1997
-------------------------
Cynthia R. Cohen