Form 10-Q
period 1997-05-03
LOEHMANNS INC
filed 1997-06-09
CIK 60064

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarter Ended May 3, 1997

                         Commission File Number: 0-28410


                                LOEHMANN'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                              22-2341356
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      2500 Halsey Street
        Bronx, New York                                            10461
-------------------------------                              -------------------

Registrant's telephone number, including area code            (718) 409-2000
                                                             -------------------


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

Number of shares outstanding of Registrant's Common Stock and Class B Convertible Common Stock, as of May 27, 1997; 8,853,608 and 48,431, respectively.

                                Loehmann's, Inc.

                            Quarter ended May 3, 1997

                                    CONTENTS




PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets--May 3, 1997 and February 1, 1997...............   1
Consolidated Statements of Operations--Quarter ended
   May 3, 1997 and May 4, 1996..............................................   2
Consolidated Statements of Cash Flows--Quarter ended
   May 3, 1997 and May 4, 1996..............................................   3

Notes to Consolidated Financial Statements..................................   4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................   6

PART II--OTHER INFORMATION

Item 5. Other Information...................................................   8

Item 6. Exhibits and Reports on Form 8-K....................................   8

Signatures..................................................................   9

                                Loehmann's, Inc.

                     Consolidated Balance Sheets (Unaudited)

                                                                                  MAY 3,    FEBRUARY 1,
                                                                                  1997          1997
                                                                                ---------    ---------
                                                                                (IN THOUSANDS, EXCEPT
                                                                                    SHARE AMOUNTS)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   2,498    $   2,292
   Accounts receivable and other assets                                             6,150        4,400
   Merchandise inventory                                                           72,545       58,304
                                                                                ---------    ---------
Total current assets                                                               81,193       64,996

Property, equipment and leaseholds, net                                            66,473       66,515
Deferred debt issuance costs and other assets, net                                  3,623        3,870
Purchase price in excess of assets acquired, net                                   40,495       40,819
                                                                                =========    =========
Total assets                                                                    $ 191,784    $ 176,200
                                                                                =========    =========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                30,425    $  19,634
   Accrued expenses                                                                18,139       20,484
   Accrued interest                                                                 5,332        2,530
   Current portion of long-term debt                                                   70           70
                                                                                ---------    ---------
Total current liabilities                                                          53,966       42,718

Long-term debt:
   Revolving Line of Credit                                                        14,143       10,188
   11-7/8% senior secured notes                                                    95,000       95,000
   Revenue bonds and notes, less current portion                                    2,646        2,662
                                                                                ---------    ---------
Total long-term debt                                                              111,789      107,850

Other noncurrent liabilities                                                          389          389

Common stockholders' equity:
   Common stock, 25,000,000 shares authorized; 8,779,322 and 8,756,739 shares issued and outstanding at May 3, 1997 and February 1, 1997,
     respectively                                                                      87           87
   Class B convertible common stock, 469,237 shares authorized;
     122,726 and 142,277 shares issued and outstanding at May 3, 1997 and
     February 1, 1997, respectively                                                   615          713
   Additional paid-in capital                                                      81,110       80,995
   Accumulated deficit                                                            (56,172)     (56,552)
                                                                                ---------    ---------
Total common stockholders' equity                                                  25,640       25,243
                                                                                =========    =========
Total liabilities and common stockholders' equity                               $ 191,784    $ 176,200
                                                                                =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

                Consolidated Statements of Operations (Unaudited)


                                                            QUARTER ENDED
                                                        MAY 3,           MAY 4,
                                                         1997             1996
                                                       --------         --------
                                                         (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)

Net sales                                              $112,595         $104,120
Cost of sales                                            77,489           70,386
                                                       --------         --------

Gross profit                                             35,106           33,734

Sales, general and administrative expenses               28,868           23,885
Depreciation and amortization                             2,864            3,147
                                                       --------         --------
Operating income                                          3,374            6,702

Interest expense, net                                     2,972            4,231
                                                       --------         --------
Income before income taxes                                  402            2,471
Provision for income taxes                                   22               50
                                                       --------         --------
Net income                                                  380            2,421
Stock dividends on and accretion of preferred stock        --                586
                                                       --------         --------
Net income applicable to common stock                  $    380         $  1,835
                                                       ========         ========
Net income per share applicable to common stock        $   0.04         $   0.31
                                                       ========         ========
Weighted average number of common shares
 outstanding                                              9,418            5,914



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

                Consolidated Statements of Cash Flows (Unaudited)

                                                                      QUARTER ENDED
                                                                MAY 3, 1997      MAY 4, 1996
                                                               ------------     ------------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $        380     $      2,421
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                    2,864            3,147
     Accretion of 10-1/2% senior secured notes                         --                392
     Changes in current assets and liabilities:
       Accounts receivable, net                                      (1,707)          (1,062)
       Merchandise inventory                                        (14,241)         (12,684)
       Prepaid expenses and other                                       (43)            (137)
       Accounts payable                                              10,791           13,831
       Accrued expenses                                              (2,345)             634
       Accrued interest                                               2,802           (4,047)
                                                               ------------     ------------
     Net changes in current assets and liabilities:                  (4,743)          (3,465)
     Net change in other assets and liabilities                          93              (34)
                                                               ------------     ------------
Net adjustments                                                      (1,786)              40
                                                               ------------     ------------
Net cash (used in) provided by operating activities                  (1,406)           2,461
                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                 (2,338)          (1,336)
                                                               ------------     ------------
Net cash used in investing activities                                (2,338)          (1,336)
                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facility, net                                 3,955             --
Purchase of 10-1/2% senior secured notes                               --             (1,568)
Sale of common stock                                                     17               33
Other financing activities, net                                         (22)             (16)
                                                               ------------     ------------
Net cash provided by (used in) financing activities                   3,950           (1,551)
                                                               ------------     ------------

Net increase (decrease) in cash and cash equivalents                    206             (426)
Cash and cash equivalents at beginning of period                      2,292           12,512
                                                               ------------     ------------
Cash and cash equivalents at end of period                     $      2,498     $     12,086
                                                               ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during period                               $        292     $      8,158
                                                               ============     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                   May 3, 1997



1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Loehmann's, Inc. and its wholly-owned subsidiaries, collectively referred to hereafter as the Company. All significant intercompany items have been eliminated in consolidation.

The balance sheet at May 3, 1997 and the statements of operations and cash flows for the quarters ended May 3, 1997 and May 4, 1996 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended May 3, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1998. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 1, 1997 included in the Company's Annual Report on Form 10-K for such year.

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

                                Loehmann's, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                   May 3, 1997



4. EARNINGS PER SHARE

Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE, ("FAS 128") which will simplify the calculation and presentation of earnings per share data and require the restatement of earnings per share data for all periods presented. Earlier adoption is not permitted. Upon the adoption of FAS 128 at the end of 1997, reported primary earnings per share of $0.04 and $0.31 for the quarters ended May 3, 1997 and May 4 1996, respectively, will be restated to reflect basic earnings per common share of $0.04 and $0.35 and diluted income per common share $0.04 and $0.31 per common share and common share equivalents.

5. EQUITY AND DEBT OFFERING

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

                                Loehmann's, Inc.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



RESULT OF OPERATIONS--COMPARISON OF THE QUARTERS ENDED MAY 3, 1997 AND MAY 4,
1996

Net sales for the thirteen week period ended May 3, 1997, were $112.6 million as compared to $104.1 million for the comparable period in the prior year, an increase of approximately $8.5 million or 8.1%. Comparable store sales (sales at stores that were in operation for both periods) decreased by 6.2%. The increase in net sales was due to the sales contribution from eight new stores opened during the preceding 52 weeks, partially offset by the closure of four stores during the same period and the decrease in comparable stores results.

Gross profit for the thirteen week period ended May 3, 1997, was $35.1 as compared to $33.7 million for the same period in the prior year, an increase of $1.4 million or 4.1%. Gross margin percent decreased to 31.2% from 32.4% in the prior year period. The decline in margin percent was a result of an increase in markdowns as a percentage of sales.

Selling, general and administrative expenses for the thirteen week period ended May 3, 1997, were $28.9 million as compared to $23.9 million during the same period in the prior year, an increase of $5.0 million, or 20.9%. As a percentage of net sales, selling, general and administrative expenses were 25.6% versus 22.9% during the same period in the prior year. The increase in selling, general and administrative expenses was due to additional payroll, occupancy, advertising and other costs related to the opening of eight new stores since the first quarter of 1996.

Depreciation and amortization expense for the thirteen week period ended May 3, 1997, was $2.9 million as compared to $3.1 million for the same period in the prior year, a decrease of approximately $0.2 million, or 9.0%. This decrease was primarily due to the reduction in amortization expense associated with the refinancing of debt pursuant to the Debt Offering.

Net interest expense for the thirteen week period ended May 3, 1997 was $3.0 million as compared to $4.2 million for the same period in the prior year, a decrease of approximately $1.2 million or 29.8%. The reduction in net interest expense primarily resulted from the Company's reduction of approximately $35.0 million of senior notes and a reduction of the average interest rate paid on the long term debt by approximately 60 basis points, partially offset by interest expense incurred on borrowings under the revolving line of credit. In May 1996, the Company redeemed its 10-1/2% Senior Secured Notes and 13-3/4% Senior Subordinated Notes totaling $130.0 million face value and issued $100.0 million face value of 11-7/8% Senior Notes, of which, $5.0 million was repurchased during fiscal 1996.

                                Loehmann's, Inc.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations




LIQUIDITY AND CAPITAL RESOURCES

Net cash used as a result of operating activities totaled $1.4 million during the quarter ended May 3, 1997. Cash of $3.2 million was provided from operations after adding back non-cash charges, offset by the use of net working capital of approximately $4.7 million primarily related to seasonal needs, the three new stores opened during the quarter and two stores opened in May, 1997.

Net cash used in investing activities totaled $2.3 million during the quarter ended May 3, 1997. These expenditures were principally related to capital expenditures for leasehold improvements and fixtures primarily associated with the opening of three new stores during the first quarter of 1997.

Net cash provided by financing activities was approximately $4.0 million during the quarter ended May 3, 1997, and reflects the proceeds from borrowings under the Company's revolving line of credit.

The Company believes that cash generated from operations and funds available under its revolving credit agreement will be sufficient to satisfy its cash requirements through fiscal 1997.

                                Loehmann's, Inc.



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

(b) No reports on Form 8-K were filed during the quarter ended May 3, 1997.

                                Loehmann's, Inc.


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: June  6, 1997


                                 Loehmann's, Inc.

                              By /S/        Philip Kaplan
                                 -----------------------------------------------
                                 Philip Kaplan
                                 President, Chief Operating Officer and Director


                              By /S/        Robert Glass
                                 -----------------------------------------------
                                 Robert Glass
                                 Senior Vice President, Chief Financial Officer, and Assistant Secretary