Form 10-Q
period 1997-08-02
LOEHMANNS INC
filed 1997-09-16
CIK 60064

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Quarter Ended August 2, 1997

                         Commission File Number 0-28410


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

Number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of September 11, 1997; 8,929,121 and 48,431, respectively.

                                Loehmann's, Inc.



                                    CONTENTS




PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--August 2, 1997 and February 1, 1997...........    1
Consolidated Statements of Operations--Quarters and six months ended
   August 2, 1997 and August 3, 1996.......................................    2
Consolidated Statements of Cash Flows--Quarters and six months ended
   August 2, 1997 and August 3, 1996.......................................    3

Notes to Consolidated Financial Statements.................................    4

Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition..........................................    6

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................    9

Item 5. Other Information..................................................   10

Item 6. Exhibits and Reports on Form 8-K...................................   11
         Signatures........................................................   12

                                Loehmann's, Inc.

                     Consolidated Balance Sheets (Unaudited)

                                                                             AUGUST 2,     FEBRUARY 1,
                                                                                1997          1997
                                                                             ---------     ---------
                                                                              (IN THOUSANDS, EXCEPT
                                                                                    SHARE DATA)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   1,268     $   2,292

   Accounts receivable and other assets                                          7,436         4,400
   Merchandise inventory                                                        64,159        58,304
                                                                             ---------     ---------
Total current assets                                                            72,863        64,996

Property, equipment and leaseholds, net                                         68,701        66,515
Deferred debt issuance costs and other assets, net                               3,472         3,870
Purchase price in excess of net assets acquired                                 40,171        40,819
                                                                             ---------     ---------
Total assets                                                                 $ 185,207     $ 176,200
                                                                             =========     =========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                          $  23,486     $  19,634
   Accrued expenses                                                             14,921        20,484
   Accrued interest                                                              2,459         2,530
   Current portion of long-term debt                                                70            70
                                                                             ---------     ---------
Total current liabilities                                                       40,936        42,718

Long-term debt:
   Revolving Line of Credit                                                     25,157        10,188
   11-7/8% senior notes payable                                                 95,000        95,000
   Revenue bonds and notes, less current portion                                 2,630         2,662
                                                                             ---------     ---------
Total long-term debt                                                           122,787       107,850

Other noncurrent liabilities                                                       389           389

Common stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 8,899,122
     and 8,756,739 shares issued and outstanding, respectively                      89            87
   Class B convertible common stock, 469,237 shares authorized;
      48,431 and 142,277 shares issued, respectively                               244           713
   Additional paid-in capital                                                   81,521        80,995
   Accumulated deficit                                                         (60,759)      (56,552)
                                                                             ---------     ---------
Total common stockholders' equity                                               21,095        25,243
                                                                             =========     =========
Total liabilities and common stockholders' equity                            $ 185,207     $ 176,200
                                                                             =========     =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

                Consolidated Statements of Operations (Unaudited)

                                                             QUARTER ENDED             SIX MONTHS ENDED
                                                        AUGUST 2,     AUGUST 3,     AUGUST 2,     AUGUST 3,
                                                          1997           1996          1997          1996
                                                        ---------     ---------     ---------     ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                               $  95,292     $  90,652     $ 207,887     $ 194,772
Cost of sales                                              69,671        62,552       147,160       132,938
                                                        ---------     ---------     ---------     ---------
Gross profit                                               25,621        28,100        60,727        61,834

Selling, general and administrative expenses               24,393        20,802        53,261        44,687
Depreciation and amortization                               2,668         2,899         5,532         6,046
                                                        ---------     ---------     ---------     ---------
Operating (Loss) Income                                    (1,440)        4,399         1,934        11,101

Interest expense, net                                       3,140         3,759         6,112         7,990
                                                        ---------     ---------     ---------     ---------
(Loss) Income before income taxes                          (4,580)          640        (4,178)        3,111
Provision for income taxes                                      7            10            29            60
                                                        ---------     ---------     ---------     ---------
(Loss) Income before extraordinary item                    (4,587)          630        (4,207)        3,051
Extraordinary loss on early retirement of debt               --           7,101          --           7,101
                                                        ---------     ---------     ---------     ---------
Net loss                                                   (4,587)       (6,471)       (4,207)       (4,050)
Stock dividends on and normal and accelerated
   accretion of preferred stock                              --           5,082          --           5,668
                                                        ---------     ---------     ---------     ---------
Net loss applicable to common stock                     $  (4,587)    $ (11,553)    $  (4,207)    $  (9,718)
                                                        =========     =========     =========     =========
Net loss per share applicable to common stock before
   extraordinary item                                   $   (0.51)    $   (0.51)    $   (0.47)    $   (0.38)
                                                        =========     =========     =========     =========
Net loss per share applicable to common stock
                                                        $   (0.51)    $   (1.33)    $   (0.47)    $   (1.40)
                                                        =========     =========     =========     =========
Weighted average number of common shares and common
share equivalents outstanding                               8,934         8,669         8,934         6,934



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

                Consolidated Statements of Cash Flows (Unaudited)

                                                                QUARTER ENDED             SIX MONTHS ENDED
                                                          AUGUST 2,     AUGUST 3,     AUGUST 2,     AUGUST 3,
                                                             1997          1996         1997          1996
                                                          ---------     ---------     ---------     ---------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $  (4,587)    $  (6,471)    $  (4,207)    $  (4,050)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                            2,668         2,899         5,532         6,046
     Accretion of 10-1/2% senior secured notes                 --             118          --             510
       Loss on early retirement of  senior  notes              --           7,101          --           7,101
     Changes in current assets and liabilities:
       Accounts receivable and other assets                  (1,286)          304        (3,036)         (895)
       Merchandise inventory                                  8,386         9,845        (5,855)       (2,839)
       Accounts payable                                      (6,939)      (16,793)        3,852        (2,962)
       Accrued expenses                                      (3,219)         (700)       (5,564)          (66)
       Accrued interest                                      (2,873)         (135)          (71)       (4,182)
                                                          ---------     ---------     ---------     ---------
     Net changes in current assets and liabilities:          (5,931)       (7,479)      (10,674)      (10,944)
     Net change in other noncurrent assets and
     liabilities                                                (18)       (3,374)           69        (3,408)
                                                          ---------     ---------     ---------     ---------
Total adjustments, net                                       (3,281)         (735)       (5,073)         (695)
                                                          ---------     ---------     ---------     ---------
Net cash used in operating activities                        (7,868)       (7,206)       (9,280)       (4,745)
                                                          ---------     ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                         (4,403)       (2,391)       (6,741)       (3,727)
                                                          ---------     ---------     ---------     ---------
Net cash used in investing activities                        (4,403)       (2,391)       (6,741)       (3,727)
                                                          ---------     ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facility, net                        11,014         2,791        14,969         2,791
Purchase of senior notes                                       --        (137,827)         --        (139,395)
Sale of 11-7/8% senior secured notes, net of
   issuance costs                                              --         100,000          --         100,000
Redemption of Series A Preferred Stock                         --         (20,947)         --         (20,947)
Sale of common stock                                             46        55,388            63        55,421
Other financing activities, net                                 (19)          (10)          (35)          (26)
                                                          ---------     ---------     ---------     ---------
Net cash provided by (used in) financing activities          11,041          (605)       14,997        (2,156)
                                                          ---------     ---------     ---------     ---------

Net decrease in cash and cash equivalents                    (1,230)      (10,202)       (1,024)      (10,628)
Cash and cash equivalents at beginning of period              2,498        12,086         2,292        12,512
                                                          ---------     ---------     ---------     ---------
Cash and cash equivalents at end of period                $   1,268     $   1,884     $   1,268     $   1,884
                                                          =========     =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during period                          $   6,138     $   4,194     $   6,430     $  12,352
                                                          =========     =========     =========     =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                 August 2, 1997




1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Loehmann's, Inc. and its wholly-owned subsidiaries, collectively referred to hereafter as the Company. All significant intercompany items have been eliminated in consolidation.

The balance sheet at August 2, 1997 and the statements of operations and cash flows for the quarters ended August 2, 1997 and August 3, 1996 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended August 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1998. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 1, 1997 included in the Company's Annual Report on Form 10-K for such year.

Net loss per share amounts were determined by dividing net loss (after deducting dividends on and accretion of preferred stock) by the weighted average number of common shares. Options to purchase common stock were not considered in calculations of net loss per share as their effect was antidilutive.

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

                                Loehmann's, Inc.

       Notes to Consolidated Financial Statements (Unaudited) (continued)

                                 August 2, 1997



4. EARNINGS PER SHARE

Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE, ("FAS 128") which will simplify the calculation and presentation of earnings per share data and require the restatement of earnings per share data for all periods presented. Earlier adoption is not permitted. The adoption of FAS 128 at the end of 1997, will not materially impact reported primary loss per share for the quarters and six months ended August 2, 1997 and August 3, 1996, respectively.

5. EQUITY AND DEBT OFFERING

On May 10, 1996, the Company sold 3,572,000 shares of Common Stock and $100.0 million principal amount of 11-7/8% Senior Notes due 2003 (the "Senior Notes"). The net proceeds received from such offerings were used (i) to redeem in full $52.5 million face amount of the Company's 10-1/2% Senior Secured Notes due 1997, at a redemption price of 103.5% of the face amount of such notes, plus accrued and unpaid interest, (ii) to redeem in full $77.6 million face amount of the Company's 13-3/4% Senior Subordinated Notes due 1999 at a redemption price of 101.0% of the face amount of such notes, plus accrued and unpaid interest and
(iii) to redeem all issued and outstanding shares of the Company's Series A Preferred Stock at its liquidation price of $0.56 per share for a total of $20.9 million.

As a result of these transactions, the Company incurred approximately $4.7 million in extraordinary losses on the early extinguishment of debt, $2.0 million in losses from the write-off of related deferred financing costs associated with such indebtedness and a $5.1 million charge to accumulated deficit from the accelerated accretion of the Series A Preferred Stock to its liquidation price of $0.56 per share.

                                Loehmann's, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


RESULT OF OPERATIONS--COMPARISON OF THE QUARTERS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996

Sales for the quarter ended August 2, 1997, were $95.3 million versus $90.7 million for the comparable period in the prior year, an increase of $4.6 million or 5.1%. Comparable store sales (stores that were in operation for both periods) decreased by 11.9%. The increase in net sales was due to the sales contribution from ten new stores opened during the preceding 52 weeks, partially offset by the closure of five stores during the same period and the decrease in comparable store results.

Gross profit for the quarter ended August 2, 1997, was $25.6 million as compared to $28.1 million for the same period in the prior year, a decrease of $2.5 million or 8.9%. Gross margin decreased to 26.9% from 31.0% in the prior year period. The decline in margin percent was primarily a result of an increase in markdowns as a percentage of sales.

Selling, general and administrative expenses for the quarter ended August 2, 1997, were $24.4 million as compared to $20.8 million during the same period in the prior year, an increase of $3.6 million, or 17.3%. As a percentage of net sales, selling, general and administrative expenses were 25.6% versus 22.9% during the same period in the prior year. The increase in selling, general and administrative expenses of $3.6 million was due to $4.4 million of additional payroll, occupancy, advertising and other costs related to the ten new stores opened since the second quarter of 1996, offset by $0.8 million of expense reductions attributable to the comparable stores.

Depreciation and amortization expense for the quarter ended August 2, 1997, was $2.7 million as compared to $2.9 million for the same period in the prior year, a decrease of approximately $0.2 million, or 6.9%. The decrease was primarily due to a change in estimate of the useful lives of certain leasehold improvements related to lease extensions.

Net interest expense for the quarter ended August 2, 1997 was $3.1 million versus $3.8 million for the same period in the prior year, a decrease of approximately $0.7 million or 18.4%. The reduction in net interest expense primarily resulted from the Company's reduction of approximately $35.0 million of senior notes and a reduction of the average interest rate paid on the long term debt by approximately 60 basis points, partially offset by interest expense incurred on increased borrowings under the revolving line of credit. In May 1996, the Company redeemed its 10-1/2% Senior Secured Notes and 13-3/4% Senior Subordinated Notes totaling $130.0 million face value and issued $100.0 million face value of 11-7/8% Senior Notes, of which, $5.0 million was repurchased during fiscal 1996.

                                Loehmann's, Inc.




RESULT OF OPERATIONS--COMPARISON OF THE SIX MONTHS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996

Sales for the six month period ended August 2, 1997 were $207.9 million versus $194.8 million during the same period in the prior year, an increase of $13.1 million, or 6.7%. Comparable store sales (stores that were in operation for both periods) decreased by 8.8%. The increase in net sales was due to the sales contribution from twelve new stores opened during the preceding 52 weeks, partially offset by the closure of five stores during the same period and the decrease in comparable stores results.

Gross profit for the six month period ended August 2, 1997 was $60.7 million, as compared to $61.8 million for the comparable period in the prior year, an decrease of $1.1 million, or 1.8%. Gross margin decreased to 29.2% from 31.7% in the prior year period. The decline in margin percent was a result of an increase in markdowns as a percentage of sales.

Selling, general and administrative expenses for the six month period ended August 2, 1997 were $53.3 million as compared to $44.7 million during the comparable period in the prior year, an increase of approximately $8.6 million, or 19.2%. As a percentage of net sales, selling, general and administrative expenses were 25.6% versus 22.9% during the same period in the prior year. The increase in selling, general and administrative expenses of $8.6 million was all attributed to additional payroll, occupancy, advertising and other costs related to the twelve new stores opened since the second quarter of 1996.

Depreciation and amortization for the six month period ended August 2, 1997, was $5.5 million as compared to $6.0 million for the same period in the prior year, a decrease of approximately $0.5 million, or 8.3%. This decrease was due to a change in estimate of useful lives of certain leasehold improvements related to lease extensions, and the reduction in amortization expense associated with the refinancing of debt completed on May 20, 1996.

Net interest expense for the six month period ended August 2, 1997 was $6.1 million versus $8.0 million for the comparable period in the prior year, a decrease of $1.9 million, or 23.8%. The reduction in net interest expense primarily resulted from the Company's reduction of approximately $35.0 million of senior notes and a reduction of the average interest rate paid on the long term debt by approximately 60 basis points, partially offset by interest expense incurred on borrowings under the revolving line of credit. In May 1996, the Company redeemed its 10-1/2% Senior Secured Notes and 13-3/4% Senior Subordinated Notes totaling $130.0 million face value and issued $100.0 million face value of 11-7/8% Senior Notes, of which, $5.0 million was repurchased during fiscal 1996.

                                Loehmann's, Inc.



LIQUIDITY AND CAPITAL RESOURCES

Net cash used as a result of operating activities totaled $7.9 million during the quarter ended August 2, 1997. Cash of $1.9 million was used in operations after adding back non-cash charges. The Company increased its borrowings under its credit facility by $11.0 million using the proceeds principally to fund capital expenditures of $4.4 million and net working capital requirements of approximately $5.9 million.

Net cash used as a result of operating activities totaled $9.3 million during the six months ended August 2, 1997. Cash of $1.3 million was provided from operations after adding back non-cash charges. The Company increased its borrowings under its credit facility by approximately $15.0 million using the proceeds principally to fund capital expenditures of $6.7 million and net working capital requirements of approximately $10.7 million.

On August 15, 1997, the Company increased the amount of available borrowings under its credit facility from $35.0 million to $45.0 million. The increase is effective during the Company's peak borrowing periods from August 15, 1997 through December 31, 1997 and from March 1, 1998 through May 31, 1998.

The Company believes that cash generated from operations and funds available under its revolving credit agreement will be sufficient to satisfy its cash requirements through fiscal 1997.

                                Loehmann's, Inc.



PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company's Stockholders on June 19, 1997, the stockholders elected both of management's nominees for director for three-year terms. Management's nominees for directors received the following votes:

                                        Against or                   Broker Non-
                            For          Withheld      Abstentions     Votes
                         ---------      ----------     -----------   -----------
Richard E. Kroon         7,985,453          0            174,279         0
Christina A. Mohr        7,988,910          0            170,822         0

Continuing directors of the Company are: Norman S. Matthews, Robert N. Friedman, Philip Kaplan, Janet A. Hickey, Arthur E. Reiner and Cynthia R. Cohen.

Also, the following proposals were approved by the Company's Stockholders at the annual meeting:

(i) A proposal to amend and restate the Certificate of Incorporation of the Company pursuant to which, among other things, the number of authorized shares of Preferred Stock was reduced from 41,500,000 to 1,000,000. 6,829,104 shares were voted in favor of, 22,991 shares were voted against, 8,235 shares abstained from, such proposal. Additionally, 1,299,402 shares were not voted by brokers.

(ii) The adoption of the Company's Stock Option Plan for Non-Employee Directors. 5,770,311 shares were voted in favor of, 1,181,079 shares were voted against, 11,895 shares abstained from, such proposal.
     Additionally, 1,196,447 shares were not voted by brokers.

(iii)The adoption of the Company's Directors Deferred Compensation Plan. 6,605,125 shares were voted in favor of, 349,465 shares were voted against, 8,695 shares abstained from, such proposal.
     Additionally, 1,196,447 shares were not voted by brokers.

(iv) A proposal, among other things, to increase the number of shares of Common Stock reserved for issuance under the Company's Amended and Restated New Stock Incentive Plan by 200,000. 4,619,612 shares were voted in favor of, 2,322,508 shares were voted against, 21,165 shares abstained from, such proposal. Additionally, 1,196,447 shares were not voted by brokers.

                                Loehmann's, Inc.



(v) The appointment of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending January 31, 1998. 8,075,212 shares were voted in favor of, 75,825 shares were voted against, 8,695 shares abstained from, such proposal.



ITEM 5. OTHER INFORMATION

Certain statements in this quarterly report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, constitute "forward looking statements" within the meaning of the Reform Act. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations; construction costs and other factors referenced in this quarterly report.

                                Loehmann's, Inc.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

         4.1 Amendment No. 1 to Second Amended and Restated Credit Agreement dated July 23, 1997.

         4.2 Amendment No. 2 to Second Amended and Restated Credit Agreement August 15, 1997.

        27.0  Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K were filed during the quarter ended August 2, 1997.

                                Loehmann's, Inc.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: September 15, 1997


                              Loehmann's, Inc.

                              By /S/               Philip Kaplan
                                 ---------------------------------------------
                                 Philip Kaplan
                                 President, Chief Operating Officer and Director


                              By /S/               Robert Glass
                                 ---------------------------------------------
                                 Robert Glass
                                 Senior Vice President, Chief Financial Officer, and Assistant Secretary