Form 10-Q
period 1997-11-01
LOEHMANNS INC
filed 1997-12-16
CIK 60064

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Quarter Ended November 1, 1997

                         Commission File Number 0-28410


                                LOEHMANN'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              22-2341356
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


     2500 Halsey Street
       Bronx, New York                                            10461
-------------------------------                           ----------------------


Registrant's telephone number, including area code           (718) 409-2000
                                                          ----------------------



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

Number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of December 5, 1997; 8,973,918 and 48,430, respectively.

                                Loehmann's, Inc.



                                    CONTENTS




PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--November 1, 1997 and February 1, 1997 ........    1
Consolidated Statements of Operations--Quarters and nine months ended
   November 1, 1997 and November 2, 1996 ..................................    2
Consolidated Statements of Cash Flows--Quarters and nine months ended
   November 1, 1997 and November 2, 1996 ..................................    3

Notes to Consolidated Financial Statements ................................    4

Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition .........................................    6

PART II--OTHER INFORMATION

Item 5. Other Information .................................................    9

Item 6. Exhibits and Reports on Form 8-K ..................................   10
         Signatures .......................................................   11

                                Loehmann's, Inc.

                     Consolidated Balance Sheets (Unaudited)

                                                                          NOVEMBER 1,   FEBRUARY 1,
                                                                              1997         1997
                                                                           ---------    ---------
                                                                           (IN THOUSANDS, EXCEPT
                                                                                 SHARE DATA)
ASSETS
Current assets:
   Cash and cash equivalents                                               $   2,094    $   2,292
   Accounts receivable and other assets                                        6,685        4,400
   Merchandise inventory                                                      80,176       58,304
                                                                           ---------    ---------
Total current assets                                                          88,955       64,996

Property, equipment and leaseholds, net                                       70,069       66,515
Deferred debt issuance costs and other assets, net                             3,293        3,870
Purchase price in excess of net assets acquired, net                          39,847       40,819
                                                                           =========    =========
Total assets                                                               $ 202,164    $ 176,200
                                                                           =========    =========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $  34,146    $  19,634
   Accrued expenses                                                           16,993       20,484
   Accrued interest                                                            5,335        2,530
   Current portion of long-term debt                                              70           70
                                                                           ---------    ---------
Total current liabilities                                                     56,544       42,718

Long-term debt:
   Revolving Line of Credit                                                   22,331       10,188
   11-7/8% senior notes payable                                               95,000       95,000
   Revenue bonds and notes, less current portion                               2,614        2,662
                                                                           ---------    ---------
Total long-term debt                                                         119,945      107,850

Other noncurrent liabilities                                                     389          389

Common stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized;
     8,965,461 and 8,756,739 shares issued and outstanding, respectively          89           87
   Class B convertible common stock, 469,237 shares authorized;
      48,430 and 142,277 shares issued, respectively                             244          713
   Additional paid-in capital                                                 81,590       80,995
   Accumulated deficit                                                       (56,637)     (56,552)
                                                                           ---------    ---------
Total common stockholders' equity                                             25,286       25,243
                                                                           =========    =========
Total liabilities and common stockholders' equity                          $ 202,164    $ 176,200
                                                                           =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

                Consolidated Statements of Operations (Unaudited)

                                                        QUARTER ENDED             NINE MONTHS ENDED
                                                  NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 1,   NOVEMBER 2,
                                                      1997          1996          1997          1996
                                                   ---------     ---------     ---------     ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                          $ 126,495     $ 114,393     $ 334,382     $ 309,165
Cost of sales                                         86,030        77,044       233,190       209,982
                                                   ---------     ---------     ---------     ---------
Gross profit                                          40,465        37,349       101,192        99,183

Selling, general and administrative expenses          30,053        25,528        83,314        70,215
Depreciation and amortization                          2,946         2,845         8,478         8,891
                                                   ---------     ---------     ---------     ---------
Operating Income                                       7,466         8,976         9,400        20,077

Interest expense, net                                  3,278         2,698         9,390        10,688
                                                   ---------     ---------     ---------     ---------
Income before income taxes                             4,188         6,278            10         9,389
Provision for income taxes                                66             4            95            64
                                                   ---------     ---------     ---------     ---------
Income (Loss) before extraordinary item                4,122         6,274           (85)        9,325
Extraordinary loss on early retirement of
   debt                                                 --            --           7,101          --
                                                   ---------     ---------     ---------     ---------
Net Income (Loss)                                      4,122         6,274           (85)        2,224
Stock dividends on and normal and
   accelerated accretion of preferred stock             --            --            --           5,668
                                                   ---------     ---------     ---------     ---------
Net Income (Loss) applicable to common stock
                                                   $   4,122     $   6,274     $     (85)    $  (3,444)
                                                   =========     =========     =========     =========
Net Income (Loss) per share applicable to
   common stock before extraordinary item          $    0.45     $    0.66     $   (0.01)    $    0.44
                                                   =========     =========     =========     =========
Net Income (Loss) per share applicable to
   common stock                                    $    0.45     $    0.66     $   (0.01)    $   (0.42)
                                                   =========     =========     =========     =========
Weighted average number of common shares
and common share equivalents outstanding               9,240         9,470         8,969         8,239

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

                Consolidated Statements of Cash Flows (Unaudited)

                                                         QUARTER ENDED               NINE MONTHS ENDED
                                                   NOVEMBER 1,    NOVEMBER 2,    NOVEMBER 1,    NOVEMBER 2,
                                                       1997           1996           1997           1996
                                                    ---------      ---------      ---------      ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $   4,122      $   6,274      $     (85)     $   2,224
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization                      2,946          2,845          8,478          8,891
     Accretion of 10-1/2% senior secured notes           --             --             --              510
       Loss on early retirement of senior notes          --             --             --            7,101
     Changes in current assets and liabilities:
       Accounts receivable and other assets               751         (1,236)        (2,285)        (2,131)
       Merchandise inventory                          (16,017)       (22,124)       (21,872)       (24,963)
       Accounts payable                                10,660         23,476         14,512         20,514
       Accrued expenses                                 2,072          2,782         (3,491)         2,716
       Accrued interest                                 2,876          2,866          2,805         (1,316)
                                                    ---------      ---------      ---------      ---------
     Net changes in current assets and
     liabilities                                          342          5,764        (10,331)        (5,180)
     Net change in other noncurrent assets and
     liabilities                                           18           (200)            87         (3,608)
                                                    ---------      ---------      ---------      ---------
Total adjustments, net                                  3,306          8,409         (1,766)         7,714
                                                    ---------      ---------      ---------      ---------
Net cash provided by (used in) operating
   activities                                           7,428         14,683         (1,851)         9,938
                                                    ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                   (3,829)        (6,043)       (10,570)        (9,770)
                                                    ---------      ---------      ---------      ---------
Net cash used in investing activities                  (3,829)        (6,043)       (10,570)        (9,770)
                                                    ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) borrowings under credit facility,
   net                                                 (2,826)        (2,791)        12,143           --
Purchase of senior notes                                 --             --             --         (139,395)
Sale of 11-7/8% senior secured notes, net of
   issuance costs                                        --             --             --          100,000
Redemption of Series A Preferred Stock                   --             --             --          (20,947)
Sale of common stock                                       69            113            128         55,534
Other financing activities, net                           (16)           (16)           (48)           (42)
                                                    ---------      ---------      ---------      ---------
Net cash (used in)  provided by financing
   activities                                          (2,773)        (2,694)        12,223         (4,850)
                                                    ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash
   equivalents                                            826          5,946           (198)        (4,682)
Cash and cash equivalents at beginning of
   period                                               1,268          1,884          2,292         12,512
                                                    ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period          $   2,094      $   7,830      $   2,094      $   7,830
                                                    =========      =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash interest paid during period                    $     477      $      53      $   6,905      $  12,943
                                                    =========      =========      =========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                November 1, 1997




1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Loehmann's, Inc. and its wholly-owned subsidiaries, collectively referred to hereafter as the Company. All significant intercompany items have been eliminated in consolidation.

The balance sheet at November 1, 1997 and the statements of operations and cash flows for the quarters ended November 1, 1997 and November 2, 1996 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended November 1, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1998. It is intended that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes for the fiscal year ended February 1, 1997 included in the Company's Annual Report on Form 10-K for such year.

Net income per share amounts were determined by dividing net income (after deducting dividends on and accretion of preferred stock) by the weighted average number of common shares and common stock equivalents outstanding during the period. Options to purchase common stock were not considered in the calculation of net loss per share applicable to common stock as their effect was antidilutive.

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

                                November 1, 1997



4. EARNINGS PER SHARE

Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE, ("FAS 128") which will simplify the calculation and presentation of earnings per share data and require the restatement of earnings per share data for all periods presented. Earlier adoption is not permitted.

Upon adoption of FAS 128 at the end of 1997, reported primary earnings per share of $0.45 and $0.66 for the quarters ended November 1, 1997 and November 2, 1996, respectively, will be restated to reflect basic earnings per share of $0.46 and $0.71 and diluted income per share of $0.45 and $0.66 per common share and common share equivalent. For the nine months ended November 1, 1997 and November 2, 1996, reported primary loss per share of $0.01 and $0.42 will be restated to reflect basic loss per share of $0.01 and $0.45, respectively, upon adoption of FAS 128 at the end of 1997.

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

                                Loehmann's, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


RESULT OF OPERATIONS--COMPARISON OF THE QUARTERS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996

Sales for the quarter ended November 1, 1997, were $126.5 million versus $114.4 million for the comparable period in the prior year, an increase of $12.1 million or 10.6%. Comparable store sales (stores that were in operation for both periods) decreased by 4.2%. The increase in net sales was due to the sales contribution from eight new stores opened during the preceding 52 weeks, partially offset by the closure of six stores during the same period and the decrease in comparable store results.

Gross profit for the quarter ended November 1, 1997, was $40.5 million as compared to $37.3 million for the same period in the prior year, an increase of $3.2 million or 8.6%. Gross margin decreased to 32.0% from 32.6% in the prior year period. The decline in margin percent was primarily a result of an increase in markdowns as a percentage of sales.

Selling, general and administrative expenses for the quarter ended November 1, 1997, were $30.1 million as compared to $25.5 million during the same period in the prior year, an increase of $4.6 million, or 18.0%. As a percentage of net sales, selling, general and administrative expenses were 23.8% versus 22.3% during the same period in the prior year. The increase in selling, general and administrative expenses of $4.6 million was due to additional payroll, occupancy, advertising and other costs related to the eight new stores opened since the third quarter of 1996, offset by expense reductions attributable to the closing of six stores since the third quarter of 1996.

Depreciation and amortization expense for the quarter ended November 1, 1997, was $2.9 million as compared to $2.8 million for the same period in the prior year, an increase of approximately $0.1 million, or 3.6%. The increase was primarily due to fixed asset additions related to new stores and expansions of existing stores, offset by the effect of fixed asset retirements.

Net interest expense for the quarter ended November 1, 1997 was $3.3 million versus $2.7 million for the same period in the prior year, an increase of approximately $0.6 million or 22.2%. The increase was primarily due to increased borrowings under the revolving line of credit.

                                Loehmann's, Inc.




RESULT OF OPERATIONS--COMPARISON OF THE NINE MONTHS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996

Sales for the nine month period ended November 1, 1997 were $334.4 million versus $309.2 million during the same period in the prior year, an increase of $25.2 million, or 8.2%. Comparable store sales (stores that were in operation for both periods) decreased by 7.2%. The increase in net sales was due to the sales contribution from eight new stores opened during the preceding 52 weeks and the incremental sales contribution from the six stores opened during the first nine months of fiscal 1996. These increases were partially offset by the closure of seven stores during the same period and the decrease in comparable stores results.

Gross profit for the nine month period ended November 1, 1997 was $101.2 million, as compared to $99.2 million for the comparable period in the prior year, an increase of $2.0 million, or 2.0%. Gross margin decreased to 30.3% from 32.1% in the prior year period. The decline in margin percent was a result of an increase in markdowns as a percentage of sales.

Selling, general and administrative expenses for the nine month period ended November 1, 1997 were $83.3 million as compared to $70.2 million during the comparable period in the prior year, an increase of approximately $13.1 million, or 18.7%. As a percentage of net sales, selling, general and administrative expenses were 24.9% versus 22.7% during the same period in the prior year. The increase in selling, general and administrative expenses of $13.1 million was due to additional payroll, occupancy, advertising and other costs related to the eight new stores opened during the preceding 52 weeks and the incremental expenses from the six stores opened during the first nine months of fiscal 1996. These increases were partially offset by expense reductions attributable to the closing of seven stores since the third quarter of 1996.

Depreciation and amortization for the nine month period ended November 1, 1997, was $8.5 million as compared to $8.9 million for the same period in the prior year, a decrease of approximately $0.4 million, or 4.5%. This decrease was due to a change in estimate of useful lives of certain leasehold improvements related to lease extensions, and the reduction in amortization expense associated with the refinancing of debt completed on May 20, 1996, partially offset by additional depreciation on fixed asset additions related to new stores and expansions of existing stores.

Net interest expense for the nine month period ended November 1, 1997 was $9.4 million versus $10.7 million for the comparable period in the prior year, a decrease of $1.3 million, or 12.1%. The reduction in net interest expense primarily resulted from the Company's reduction of approximately $35.0 million of senior notes and a reduction of the average interest rate paid on the long term debt by approximately 60 basis points, partially offset by interest expense incurred on increased borrowings under the revolving line of credit. In May 1996, the Company redeemed its 10-1/2% Senior Secured Notes and 13-3/4% Senior Subordinated

                                Loehmann's, Inc.





Notes totaling $130.0 million face value and issued $100.0 million face value of 11-7/8% Senior Notes, of which, $5.0 million was repurchased during fiscal 1996.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided as a result of operating activities totaled $7.4 million during the quarter ended November 1, 1997 of which, cash of $7.1 million was provided by operations after adding back non-cash charges and net working capital changes generated $0.3 million. The Company used this cash to decrease its borrowings under its credit facility by $2.8 million and fund capital expenditures of $3.8 million.

Net cash used as a result of operating activities totaled $1.9 million during the nine months ended November 1, 1997, of which, cash of $8.4 million was provided from operations after adding back non-cash charges and net working capital changes used $10.3 million. The Company increased its borrowings under its credit facility by approximately $12.1 million while funding capital expenditures of $10.6 million.

On August 15, 1997, the Company increased the amount of available borrowings under its credit facility from $35.0 million to $45.0 million. The increase is effective for peak borrowing periods from August 15, 1997 through December 31, 1997 and from March 1, 1998 through May 31, 1998.

The Company believes that cash generated from operations and funds available under its revolving credit agreement will be sufficient to satisfy its cash requirements through fiscal 1997 and 1998.

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

                                Loehmann's, Inc.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27.    Financial Data Schedule (for SEC use only)

(b)    No reports on Form 8-K were filed during the quarter ended
       November 1, 1997.

                                Loehmann's, Inc.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: December 15, 1997


                             Loehmann's, Inc.

                          By /S/                Philip Kaplan
                             ---------------------------------------------------
                             Philip Kaplan
                             President, Chief Operating Officer and Director


                          By /S/                Robert Glass
                             ---------------------------------------------------
                             Robert Glass
                             Senior Vice President, Chief Financial Officer, and Assistant Secretary