Form 10-K
period 1998-01-31
LOEHMANNS INC
filed 1998-05-01
CIK 60064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

                                 Commission File
                                 Number 0-28410

                                LOEHMANN'S, INC.
--------------------------------------------------------------------------------
            (Exact name of registration as specified in its charter)


           Delaware                                             22-2341356
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   2500 Halsey Street, Bronx, New York                                10461
--------------------------------------------------------------------------------
     (Address of principal offices)                                 (Zip Code)


Registrant's telephone number, including Area Code:   (718) 409-2000

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

              Yes [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of registrant as of April 28, 1998 was $34,245,074.

     The Company had 8,976,932 shares of Common Stock and 48,431 shares of Class B Common Stock outstanding as of April 28, 1998.

     Documents incorporated by reference: The information required by Part II, Items 5, 6, 7, 8 and 9, is incorporated by reference to the Company's Annual Report to Stockholders; the information required by Part III, Items 10, 11, 12 and 13, is incorporated by reference to the Company's proxy statement which will be filed with the Commission not more than 120 days after the end of the Company's 1997 fiscal year.

PART I.

ITEM 1. BUSINESS

     Loehmann's, Inc., a Delaware corporation ("Loehmann's" or the "Company"), founded in 1921 as the "Original Designer Outlet," is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company believes it has developed a unique franchise as the largest national upscale off-price specialty retailer in the industry. The Company's strong brand name, loyal customer base and long-standing relationships with leading designers and vendors of quality merchandise has enabled it to maintain its franchise. The Company's target customers are relatively affluent women between the ages of 30 and 55 who are attracted to designer and other high quality merchandise offered at exceptional values. As of April 28, 1998 the Company operated 69 stores in major metropolitan markets located in 22 states.

INDUSTRY OVERVIEW

     According to published reports, total retail sales of women's apparel and accessories in the United States were in excess of $89.0 billion in 1997. The womenswear industry is served by a variety of distribution channels including department stores, specialty stores and off-price retailers.

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

     BROADEN MERCHANDISE CATEGORIES

     The Company continually seeks to broaden its appeal and has over the past several years expanded its merchandise mix to include gifts, shoes and a broader range of accessories and intimate apparel. These items, which typically generate higher gross margins than the Company's traditional apparel categories, accounted for approximately 20% of the Company's net sales in fiscal 1997, an increase from 13% in fiscal 1993. In addition, the Company has introduced men's wear at 19 of its locations with plans to expand to 50 locations in 1998.

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

     EXPANSION STRATEGY

     In fiscal 1997 the Company continued its store expansion program, opening new stores in existing suburban markets where the Loehmann's franchise is well established and in other locations which have appealing demographics. The Company opened seven stores in fiscal 1997, in addition to the seven stores opened in fiscal 1996. The Company plans to open three stores in fiscal 1998, two of these stores have already been opened in Long Beach, California, and Cincinnati, Ohio. The Company closed four stores in fiscal 1997 and converted one store into a clearance center. As part of the Company's ongoing strategy to focus on larger, more profitable stores, and to continue to reposition its merchandise offerings, the Company closed nine stores in March 1998, and expects to close one additional store during the year.

     The Company has retained the services of a retail consulting firm that has conducted an extensive analysis of the relevant demographics to advise the Company with respect to its expansion strategy. All decisions as to store openings are decided on a case by case basis by the Company's Board of Directors based on the recommendations of management.

MERCHANDISING

     SELECTION

     The Company offers a wide selection of women's sportswear, dresses, suits, outerwear, coats, accessories, intimate apparel and shoes, as well as a selection of gifts, infantwear, kid's wear and men's furnishings. The Company does not offer budget merchandise in its stores. Most of the Company's merchandise is in-season and is therefore generally available at Loehmann's during the same selling season as it is available in department stores. The following is a list of many of the key brands offered at the Company's stores:

     Adrienne Vittadini           Dana Buchman                 Kenar
     Andrea Jovine                DKNY                         Oleg Cassini
     A Line by Anne Klein         Donna Karan                  Ralph Lauren
     Anne Klein II                Emmanuel Ungaro              Tahari
     Calvin Klein                 Harve Benard
     CK/Calvin Klein              Jones NY

     The Company continually seeks to broaden its appeal and has over the past several years expanded its merchandise mix to include shoes and a broader range of accessories and intimate apparel. These items, which typically generate higher gross margins than the Company's traditional apparel categories, accounted for over 20% of the Company's net sales in fiscal 1997, an increase from 13% in fiscal 1993. The following table shows the percentages of the Company's net sales attributable to its various product categories for fiscal 1993 through fiscal 1997:


                                         1993        1994         1995        1996         1997
                                         ----        ----         ----        ----         ----
Sportswear .........................     49.6%       48.8%        47.6%        48.1%       47.8%
Dresses and suits ..................     28.6        26.5         26.0         24.6        22.9
Coats and outerwear ................      5.9         5.2          5.1          5.0         4.7
Accessories/intimate apparel .......     11.3        13.0         14.5         14.6        13.6
Shoes ..............................      2.1         3.4          5.5          5.8         6.5
Men's ..............................       --          --           --           --         2.5
Other ..............................      2.5         3.1          1.3          1.9         2.0
Total ..............................    100.0%      100.0%       100.0%       100.0%      100.0%

     All Loehmann's stores carry items from each of its merchandise categories. However, the allocation of merchandise among the stores varies based upon factors relating to the demographics and geographic location of each store as well as the size of the store and its ability to adequately display the merchandise. In a continuing effort to broaden its appeal, both infantwear and women's large sizes and petite apparel were offered in approximately 40 of the Company's stores during fiscal 1997 and men's furnishings was introduced in 19 locations.

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

     The Company maintains its own central buying staff, comprised of 17 experienced off-priced buyers, many of who also have extensive experience with traditional department stores. Historically, the Company has had very low turnover within its buying group, enabling Loehmann's to capitalize on an experienced, respected group of buyers capable of enhancing the Company's already strong vendor relationships.

STORE LAYOUT

     Loehmann's store format and merchandise presentation are designed to project the image of deep discount and exceptional value, as well as to emphasize Loehmann's niche as the off-price equivalent of an upscale specialty store. Loehmann's stores are divided into two shopping areas: a large, open selling area with wall-to-wall merchandise and a smaller, separate, and more intimate area called "The Back Room." The Company presents moderate and better sportswear, dresses and suits, as well as all outerwear, men's apparel, accessories, intimate apparel and shoes on the main selling floor. Designer and bridge merchandise, including gowns, dresses, suits and sportswear, are displayed in The Back Room.

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

DISTRIBUTION

     The Company operates a 126,000 square foot centralized distribution center located at the Company's headquarters and a 32,000 square foot satellite warehouse for processing shoes located near the main distribution center. In addition, the Company leases a 150,000 square foot facility in Secaucus, New Jersey. As merchandise arrives at the distribution center, it is priced, ticketed, assigned to individual stores by the Company's merchandising systems, packaged for delivery and transported to the stores. The time from receipt of goods at the distribution center to placement of merchandise in the stores typically ranges from 48 to 72 hours.

ADVERTISING AND PROMOTION

     Over the years, Loehmann's has built its reputation through "word-of-mouth" advertising. In the last three fiscal years, the Company has significantly increased its advertising expenditures. The Company advertises predominantly through direct mail and to a lesser extent through newspaper advertising.

     A significant portion of the Company's advertising efforts involve direct mail announcements to members of "The Insider Club," a free membership program. Members receive notification of special events throughout the year and a 15% discount on their birthdays. The list of members now includes approximately 1.6 million active customers. In addition, the Company entered into an agreement with First USA Bank and launched a co-branded Platinum Visa Card in November 1997.

STORE OPERATIONS

     The Company operates its stores to enhance the customer's shopping experience by creating a friendly shopping environment within a self-service operation. The Company's stores are organized into eight separate geographic districts each with a regional manager. Regional managers monitor the financial performance of the stores in their respective geographic districts and frequently visit stores to ensure adherence to the Company's merchandising, operations and personnel standards. The typical staff for a Loehmann's store consists of a store manager, and a number of associate store and department managers, sales specialists and additional full and part-time hourly associates depending upon the store's needs.

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

     All store and regional managers participate in a bonus plan that ties compensation awards to the achievement of specified store profit goals and overall Company profits and also are eligible in the Company's stock option plan.

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

     The Company has outside service contracts to maintain its computer software programs and expects that all modifications and conversions will be completed on a timely basis. The total dollar amount that the Company estimates will be spent to address the year 2000 issue is not expected to have a material financial impact.

EMPLOYEES

     At January 31, 1998, the Company had 2,827 employees, of whom 1,900 were store sales and clerical employees, 202 performed store managerial functions, and 725 were corporate and warehouse personnel. Except for managerial employees, professional support staff and the Company's buyers, all employees are paid on an hourly basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

TRADEMARK AND SERVICE MARK

     "Loehmann's" has been registered as a trademark and a service mark with the United States Patent and Trademark Office. The registration of the trademark and the service mark may be renewed to extend the original 20-year registration period indefinitely, provided the marks are still in use. The Company intends to continue to use its trademark and service mark and to maintain their registrations. The Company believes its trademark and service mark have received broad recognition and their continued existence is important to the Company's business.

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

     The Company competes primarily with finer department stores. The Company believes it competes successfully with such department stores by offering a wide selection of comparable quality merchandise at significantly lower prices. Many department stores have increased their promotional efforts, although such promotions are typically focused on moderate merchandise. Should finer department stores continue to price more aggressively, the Company's margins may be adversely affected. Most of the department stores and some of the off-price and discount retailers with which the Company competes have access to substantially greater financial and marketing resources than those available to the Company.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements under the captions "Business," "Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K or incorporated by reference herein, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations; construction costs and other factors referenced in this report.

ITEM 2. PROPERTIES

     As of April 28, 1998, the Company operated 69 stores in 22 states including seven stores opened in fiscal 1997 and two stores opened in fiscal 1998. The Company does not own any of its stores and has no manufacturing facilities.

     Indicated below is a listing of the regions in which the Company operates its stores:

                                                     Percent of
                                 Number of           Fiscal Year
REGION                             Stores           1997 Sales (1)
------                             ------           --------------
California .............             17                 26.1%
New York  ..............              9                 23.4
Other Mid-Atlantic .....              7                  9.1
New Jersey .............              6                  9.0
Florida ................              5                  8.5
Midwest ................              7                  5.6
New England ............              5                  5.4
Texas ..................              4                  4.7
Other Southeast ........              5                  4.3
Other West .............              4                  3.9
                                   ------              ------
                                     69                100.0%
                                   ======              ======

--------

     (1) These percentages exclude sales from the Company's 4 stores closed in fiscal 1997, and the Company's two stores opened and nine stores closed in fiscal 1998.

LEASES

     The leases for the Company's stores typically provide for a 15 to 20-year term with three five-year renewals that are automatic unless the Company elects to terminate the lease. The rental rate is a fixed amount rather than a contingent payment based on a store's gross sales. The leases typically contain tax escalation clauses and require the Company to pay insurance, utilities, repair and maintenance expenses. Increases in the fixed rent payable during the renewal terms are generally less than 10% to 15% of the base rent (although this percentage may increase for new stores). The leases have initial or renewal terms expiring as follows: 1998-1999 (13 stores); 2000-2002 (26 stores); 2003-2005 (9 stores); and 2006 and later (33 stores).

     Two of three leases that expire by year-end fiscal 1998 have renewal options. The Company has generally been successful in renewing its store leases as they expire.

     The Company leases the land for a 153,000 square foot facility located in an industrial park in the Bronx, New York, which serves as its corporate headquarters and as the site of its central warehousing and distribution operations. This facility contains 27,000 square feet of office space and 126,000 square feet of warehouse space. The ground lease with respect to the land on which the facility is situated provides for aggregate annual base rental payments of $37,500. The lease expires in 2010, but is renewable at certain increased rates until 2050. The facility is subject to two mortgages which relate to New York City Industrial Development Agency Revenue Bonds. In addition, the Company leases a 32,000 square foot warehouse in the Bronx, New York, which serves as additional warehouse space. The lease expires on December 31, 1998 and provides for annual rental payments of $198,000. The Company also leases a 150,000 square foot warehouse in Secaucus, New Jersey, which serves as additional warehouse space. The lease expires on January 31, 1999, and provides for annual rental payments of $675,000.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any litigation or regulatory proceedings against the Company which would materially impact its business or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None, during the fourth quarter of fiscal 1997.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company incorporates by reference herein the section entitled "Market Prices of Common Stock" in the Company's Annual Report to Stockholders for fiscal 1997 filed as an exhibit to this Form 10-K, which complies with the information called for by Item 5 of the Form 10-K.


ITEM 6. SELECTED FINANCIAL DATA

     The Company incorporates by reference herein the sections entitled "Financial Highlights" and "Selected Financial Data" in the Company's Annual Report to Stockholders for fiscal 1997 filed as an exhibit to this Form 10-K, which complies with the information called for by Item 6 of the Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company incorporates by reference herein the section entitled "Management Discussion and Analysis" in the Company's Annual Report to Stockholders for fiscal 1997 filed as an exhibit to this Form 10-K, which complies with the information called for by Item 7 of the Form 10-K.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company incorporates by reference herein the information contained in the Consolidated Financial Statements in the Company's Annual Report to Stockholders for fiscal 1997 filed as an exhibit to this Form 10-K, which complies with the information called for by Item 7 of the Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates by reference herein the sections entitled "Election of Directors" and "Management" in the Company's proxy statement which complies with the information called for by Item 10 of the Form 10-K. The proxy statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The Company incorporates by reference herein the section entitled "Management" in the Company's proxy statement which complies with the information called for by Item 11 of the Form 10-K. The proxy statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates by reference herein the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement which complies with the information called for by Item 12 of the Form 10-K. The proxy statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates by reference herein the sections entitled "Certain Transactions" and "Management" in the Company's proxy statement which complies with the information called for by Item 13 of the Form 10-K. The proxy statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year.

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

         4.1 11 7/8% Senior Note Indenture, dated as of May 10, 1996, between Loehmann's, Inc. and United States Trust Company of New York, as Trustee, filed as Exhibit 4.1 to Loehmann's, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 1996 (Comm. File No. 0- 28410), and incorporated herein by reference.

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

         4.3 A letter from Loehmann's, Inc. to the Securities and Exchange Commission agreeing to furnish copies of certain debt instruments.*

         4.4 First Amendment to Credit Agreement, dated as of July 23, 1997, between Loehmann's, Inc., and BankAmerica Business Credit, Inc., as Agent and sole lender, filed as Exhibit 4.1 to Loehmann's, Inc. Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1997 (Comm. File No. 0-28410), and incorporated herein by reference.

         4.5 Second Amendment to Credit Agreement, dated as of August 15, 1997, between Loehmann's, Inc., and BankAmerica Business Credit, Inc., as Agent and sole lender, filed as Exhibit 4.2 to Loehmann's, Inc. Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1997 (Comm. File No. 0-28410), and incorporated herein by reference.

         4.6 Third Amendment to Credit Agreement, dated as of December 30, 1997, between Loehmann's, Inc., and BankAmerica Business Credit, Inc., as Agent and sole lender.*

         10.1 Lease Agreement between the New York City Industrial Development Agency and Loehmann's, Inc. dated as of December 1, 1983, filed as Exhibit 10.3 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

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

         10.11    Loehmann's, Inc. New Stock Incentive Plan, filed as Exhibit
                  10.18 to Loehmann's, Inc.'s Registration Statement on Form S-1 (Registration No. 33- 97100) and incorporated herein by reference.

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

         10.14 Employment Agreement between Loehmann's, Inc. and Robert Glass, dated as of February 27, 1998.*

         10.15 Consulting Agreement between Loehmann's, Inc. and Philip Kaplan, dated as of April 3, 1998.*

         13 Such portions of the Annual Report to Stockholders for 1997 as are expressly incorporated herein by reference.*

         23       Consent of Independent Auditors.*

         27       Financial Data Schedule.*

(b)  Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended January 31, 1998.
--------------
*    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LOEHMANN'S, INC.


Dated: May 1, 1998                       By: /s/ Robert Glass
                                         --------------------
                                         Robert Glass, President, Chief
                                         Operating Officer, Secretary and
                                         Director

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert N. Friedman and Robert Glass, such person's true and lawful attorney-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                  Title                                     Date

/s/ Norman S. Matthews     Chairman of the Board and Director        May 1, 1998
-----------------------
Norman S. Matthews


/s/ Robert N. Friedman     Chairman, Chief Executive Officer and     May 1, 1998
-----------------------    Director
Robert N. Friedman


/s/ Robert Glass           President, Chief Operating Officer,       May 1, 1998
-----------------------    Secretary and Director
Robert Glass


/s/ Dennis R. Hernreich    Vice President Finance, Chief Financial   May 1, 1998
-----------------------    Officer, Treasurer and Assistant
Dennis R. Hernreich        Secretary

/s/ Philip Kaplan          Director                                  May 1, 1998
-----------------------
Philip Kaplan


-----------------------    Director                                  May 1, 1998
Janet A. Hickey


/s/ Richard E. Kroon       Director                                  May 1, 1998
-----------------------
Richard E. Kroon


-----------------------    Director                                  May 1, 1998
Christina A. Mohr


/s/ Arthur E. Reiner       Director                                  May 1, 1998
-----------------------
Arthur E. Reiner


/s/ Cynthia R. Cohen       Director                                  May 1, 1998
-----------------------
Cynthia R. Cohen

/s/ Lorrence T. Kellar
-----------------------    Director                                  May 1, 1998
Lorrence T. Kellar