Form 10-K/A
period 1998-01-31
LOEHMANNS INC
filed 1998-05-29
CIK 60064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NUMBER 1

                                  FORM 10-K/A-1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

                                 Commission File
                                 Number 0-28410

                                LOEHMANN'S, INC.
            (Exact name of registration as specified in its charter)


           Delaware                                              22-2341356
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2500 Halsey Street, Bronx, New York                                 10461
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

EXPLANATORY NOTE

THIS AMENDMENT IS BEING FILED TO AMEND AND RESTATE THE FOLLOWING ITEMS IN THEIR
ENTIRETY: PART III, ITEMS 10, 11, 12 AND 13.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following persons are the executive officers and directors of the Company.

Name                            Age   Position
----                            ---   --------
Norman S. Matthews ...........  65    Chairman of the Board and Director
Robert N. Friedman ...........  57    Chairman, Chief Executive Officer
                                      and Director
Robert Glass..................  51    President, Secretary, Chief Operating
                                      Officer and Director
Anthony D'Annibale............  37    Senior Vice President Merchandising
Jan Heppe.....................  46    Senior Vice President and Director of
                                      Stores
Dennis R. Hernreich...........  42    Vice President Finance, Chief Financial
                                      Officer, Treasurer and Assistant
                                      Secretary
Philip Kaplan (1) ............  67    Director
Janet A. Hickey ..............  53    Director
Richard E. Kroon .............  55    Director
Christina A. Mohr ............  42    Director
Arthur E. Reiner..............  57    Director
Cynthia R. Cohen .............  45    Director
Lorrence T. Kellar............  60    Director

-----------
(1) Until April 1, 1998, Mr. Kaplan was President, Secretary and Chief Operating Officer of the Company.


    Set forth below are the biographies of the directors of the Company. The term of the Class A Directors expires at the first annual meeting of the Company's stockholders following the end of the Company's fiscal year ending January 30, 1999. The term of the Class B Directors expires at the first annual meeting of the Company's stockholders following the end of the Company's fiscal year ending January 29, 2000. The term of the Class C Directors expires at the first annual meeting of the Company's stockholders following the end of the Company's fiscal year ending January 31, 1998.

CLASS A DIRECTORS

    ROBERT N. FRIEDMAN has been Chairman, Chief Executive Officer and a Director of the Company since November 1995 and was President, Chief Executive Officer and a Director of the Company from September to November 1995. Mr. Friedman was President and Chief Executive Officer of Loehmann's Holdings, Inc., a predecessor of the Company ("Holdings") from April 1992 until May 1996. Prior to joining the Company, Mr. Friedman was employed by R.H. Macy Co., Inc. for 28 years in various capacities, including President and Vice Chairman, Merchandising, at Macy's East from 1990-1992, Chairman and C.E.O. of Macy's Bamberger Division and Chairman and C.E.O. of Macy's South/Bullocks. He serves on the Board of Trustees of The Fashion Institute of Technology.

    ROBERT GLASS has been a Director of the Company since February 1998 and has served as President, Chief Operating Officer and Secretary since April 1998. From September 1994 to March 1998, Mr. Glass served as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Company. From 1992 to 1994, Mr. Glass served as a retail consultant. Prior to that time, he held a number of senior retail management positions, including Chief Financial Officer and later President of Gold Circle Stores, a division of Federated

Department Stores, Inc., and Executive Vice President of Thrifty Drug from 1990 to 1992.

    PHILIP KAPLAN has been a Director of the Company since September 1988 and served as President, Chief Operating Officer and Secretary of the Company from November 1995 to March 1998. He was Chairman and Chief Operating Officer of the Company from September to November 1995 and served as Chairman, Chief Operating Officer, Secretary and Treasurer from September 1988 to September 1995. Mr. Kaplan was Vice Chairman, Treasurer and a Director of Holdings from February 1987 until May 1996. Mr. Kaplan was president of Verdi International, a manufacturer of luggage, from 1983 to 1987, Senior Vice President of Abraham and Strauss, a division of Federated Department Stores, Inc., from 1979 until 1983 and Executive Vice President-Chief Financial Officer of E.J. Korvette's from 1971 until 1979.

    NORMAN S. MATTHEWS has been Chairman of the Board and a Director of the Company since September 1995. Mr. Matthews served as Chairman of the Board of Holdings from December 1993 until May 1996 and as a Director of Holdings from October 1988 until May 1996. Mr. Matthews currently serves as a consultant to various retailers. He was President of Federated Department Stores from March 1987 until April 1988 and served in other executive capacities with Federated Department Stores prior to that date. He is a Director of Progressive Corp., an insurance holding company, Lechters, Inc., a housewares chain, Finlay Enterprises, Inc. and its subsidiary, Finlay Fine Jewelry Corporation, a jewelry lessee in major department stores, Toys "R" Us, a children's specialty retailer, and Eye Care Centers of America, Inc.

CLASS B DIRECTORS

    LORRENCE T. KELLAR has been a Director of the Company since September 1997. Mr. Kellar has been Vice President of Real Estate for the Kmart Corporation since April 1996. Prior to that, Mr. Kellar had been Vice President of Real Estate and Finance of The Kroger Co., a supermarket retailer, from 1988 to April 1996.

    RICHARD E. KROON has been a Director of the Company since September 1995 and was a Director of Holdings from 1988 until May 1996. Mr. Kroon has been Managing Partner of the Sprout Group, the venture capital affiliate of Donaldson Lufkin & Jenrette, Inc. ("DLJ"), since 1981. Mr. Kroon is President, Director and Chief Executive Officer of DLJ Capital Corporation, a subsidiary of DLJ. He is a Director of Educational Medical, Inc., the National Venture Capital Association, and several private companies.

    CHRISTINA A. MOHR has been a Director of the Company since September 1995 and was a director of Holdings from January 1994 until May 1996. Ms. Mohr has been Managing Director at Salomon Smith Barney (formerly Salomon Brothers, Inc.), an investment banking firm, since February 1997. Prior to that, Ms. Mohr had been Managing Director, Banking Group of Lazard Freres & Co. LLC, an investment banking firm, from 1990 to February 1997. She was a Vice President, Banking Group, from 1984 to 1990. She is a Director of United Retail Group, Inc., a retail chain.

CLASS C DIRECTORS

    CYNTHIA R. COHEN has been a Director of the Company since September 1995 and was a Director of Holdings from January 1994 until May 1996. Since 1990, Ms. Cohen has been President of Strategic Mindshare, a retail marketing and strategy consulting firm. Prior to that, Ms. Cohen was a partner of Touche Ross (a predecessor of Deloitte & Touche LLP). Ms. Cohen is a Director of One Price Clothing, Inc., an apparel retail chain, Office Depot, an office products retailer, the Mark Group and Capital Factors, Inc., a factoring company.

    JANET A. HICKEY has been a Director of the Company since September 1995 and was a Director of Holdings from 1988 until May 1996. Ms. Hickey has been Senior Vice President and General Partner of the Sprout Group, a shareholder of the

Company and the venture capital affiliate of DLJ, and a Divisional Senior Vice President of DLJ Capital Corporation, a subsidiary of DLJ, since June 1985. Ms. Hickey is a director of Corporate Express, Inc. and several private companies.

    ARTHUR E. REINER has been a Director of the Company since August 1996. Mr. Reiner has been President and Chief Executive Officer of Finlay Enterprises, Inc. the parent of Finlay Fine Jewelry Corporation, since January 1996, Vice Chairman of Finlay Enterprises, Inc. since January 1995 and Chairman and Chief Executive Officer of Finlay Fine Jewelry Corporation since January 1995. Prior to that, he was employed by R.H. Macy Co., Inc., serving as Chairman and Chief Executive Officer of Macy's East from January 1992 to October 1994 and Chairman and Chief Executive Officer of Macy's Northeast from April 1988 to January 1992.

    Set forth below are biographies of the executive officers of the Company who are not also directors.

    ANTHONY D'ANNIBALE has been Senior Vice President Merchandising of the Company since 1996. From 1994 to 1996 he was Vice President of Merchandising and from 1989 to 1994 he served in various merchandising capacities of the Company. Prior to 1989, Mr. D'Annibale held various buying positions at Steinbach Department Stores - a division of the Amcena Corporation.

    JAN HEPPE has been Senior Vice President and Director of Stores of the Company since September 1995. Prior to that time, she held a number of senior retail management positions including Senior Vice President/General Manager of the John Wanamaker Department Store in Philadelphia, Pennsylvania from 1992 through 1995, Divisional Vice President/ General Manager of the John Wanamaker Department Store in Moorestown, New Jersey from 1991 to 1992 and a senior management retail position at Henri Bendel in 1991. Prior to 1991, Ms. Heppe was General Manager of On Course, a catalog and wholesale operation and also held various executive positions at Gimbels, New York.

    DENNIS R. HERNREICH has been Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company since April 1998. From June 1996 to March 1998, Mr. Hernreich served as Vice President Finance and Controller of the Company. From 1991 to 1996 he served as Director, Executive Vice President and Chief Financial Officer of Gibson's Discount Centers. Mr. Hernreich's other positions have included Senior Vice President for Finance and Administration for Associated Agencies and Chief Financial Officer for Nucorp, Inc./Equity Group.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during and with respect to its most recent fiscal year and upon written representations from persons known to the Company to be subject to Section 16 of the Exchange Act (a "reporting person"), no one, except Lorrence T. Kellar, Christina A. Mohr and Philip Kaplan did not file when due reports required by
Section 16(a) of the Exchange Act during the fiscal year ended January 31, 1998. Lorrence T. Kellar filed his Form 3 late, Christina Mohr will file her Form 5 late, and Philip Kaplan will file his Form 5 late.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation awarded to, earned by or paid to the named executive officers for services rendered to the Company during the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.


                                         SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                                                                         Compensation
                                                                                            Awards
                                                                             Other
                                                                             Annual        Securities          All Other
Name and                           Fiscal                                 Compensation     Underlying       Compensation($)
Principal Position                  Year     Salary($)      Bonus($)          ($)          Options(#)             (1)
------------------                  ----     ---------      --------          ---          ----------             ---
                                               Annual Compensation
                                               -------------------
Robert N. Friedman...............   1997      575,000          --             (2)                  --           2,406
Chairman and Chief                  1996      550,000        550,000          (2)              63,614           2,750
Executive Officer                   1995      475,000        135,000          (2)             187,639           3,471

Philip Kaplan....................   1997      375,000          --             (2)                  --           2,375
President and Chief                 1996      374,400        240,000          (2)              25,170           1,875
Operating Officer                   1995      356,250        105,000          (2)              14,657           3,471

Robert Glass.....................   1997      257,500          --             (2)                  --           2,388
Senior Vice President               1996      232,500         56,870          (2)              31,172           1,213
and Chief Financial                 1995      211,250         17,500          (2)                  --             574
Officer

Jan Heppe(3).....................   1997      240,000          --             (2)                  --           2,400
Senior Vice President               1996      198,875         50,000          (2)              31,172           1,125
and Director of Stores              1995       62,327         10,000          (2)                  --              --

Bonnie Dexter-                      1997      186,500          --             (2)                  --           2,375
Wolterstorff(4) .................   1996      180,000         45,695          (2)              31,172             925
Senior Vice President,              1995      165,000         20,000          (2)                  --           3,471
Merchandising

-----------
(1) Consists of (i) Company contributions in fiscal 1997 under the Loehmann's Inc. 401(k) Savings and Investment Plan of $2,406 for Mr. Friedman, $2,375 for Mr. Kaplan, $2,388 for Mr. Glass, $2,400 for Ms. Heppe and $2,375 for Ms. Dexter; (ii) Company contributions in fiscal 1996 under the Loehmann's 401(k) Savings and Investment Plan of $2,750 for Mr. Friedman, $1,875 for Mr. Kaplan, $1,213 for Mr. Glass, $1,125 for Ms. Heppe and $925 for Ms. Dexter-Wolterstorff; and (iii) Company contributions in fiscal 1995 under the Loehmann's, Inc. Deferred Profit Sharing Plan of $3,471 for each of Mr. Friedman, Mr. Kaplan and Ms. Dexter-Wolterstorff and reimbursement of moving expenses in fiscal 1995 of $574 for Mr. Glass.

(2) For each named executive officer, the aggregate amount of other annual compensation is less than the lesser of 10% of such officer's total salary and bonus for such year or $50,000.

(3) Ms. Heppe became an executive officer of the Company in October 1995.

(4) Ms. Dexter-Wolterstorff resigned from her position with the Company in February 1998.

    The following table sets forth information concerning the value of unexercised options as of January 31, 1998 held by the executives named in the Summary Compensation Table above.


                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION VALUES

                                                                       Number of Securities
                                     Shares                                 Underlying             Value of Unexercised
                                    Acquired           Value           Unexercised Options         In-the-Money Options
                                   On Exercise        Realized        at Fiscal Year End(#)       at Fiscal Year End ($)
Name                                   (#)              ($)         Exercisable/Unexercisable  Exercisable/Unexercisable(1)
----                                   ---              ---         -------------------------  ----------------------------
Robert N. Friedman                                                     252,235       53,992      $151,076            --
Philip Kaplan                        118,458          $719,514         102,716            0      $213,096            --
Robert Glass                                                            11,170       31,174      $ 18,417      $ 12,284
Jan Heppe                                                                4,468       26,704            --            --
Bonnie Dexter-
Wolterstorff                                                             3,796        2,234            --            --

--------------------------------------------------------------------------------
(1) Based on a stock price at January 30, 1998 of $3 13/16.


EMPLOYMENT AND SEVERANCE AGREEMENTS

MR. FRIEDMAN

    Mr. Friedman's employment agreement, as amended (the "Friedman Agreement"), provides that he will serve as Chairman and Chief Executive Officer of the Company from November 1, 1995 through January 31, 1999, for an annual base salary of not less than $550,000 for fiscal 1996, $575,000 for fiscal 1997 and $600,000 for fiscal 1998. Mr. Friedman also is eligible to receive an annual bonus equal to 100% of his base salary in effect for each of fiscal 1996 and fiscal 1997 and 60% of his base salary in effect for fiscal 1998 if, for each such fiscal year, the Company attains its targeted financial goals (as defined by the Compensation Committee). The Friedman Agreement also provides for certain insurance and other benefits to be maintained and paid by the Company.

    The Friedman Agreement provided for a grant to Mr. Friedman on November 1, 1995, of options to purchase up to 187,638 shares of Common Stock at an exercise price of $5.01 per share. Of such options, 71,474 vested in fiscal 1996, 71,474 vested in fiscal 1997 and 44,690 vest automatically at the end of fiscal 1998. In addition, on February 23, 1996, the Company granted Mr. Friedman options to purchase up to 35,707 shares of Common Stock at an exercise price of $8.06. One-half of such options vested automatically at the end of fiscal 1996 and the remainder vested at the end of fiscal 1997. In addition, on April 5, 1996 the Company granted Mr. Friedman options to purchase 27,907 shares of Common Stock at an exercise price of $8.06. Of such options, 9,302 vested in fiscal 1996, 9,303 vested in fiscal 1997 and 9,302 will vest in fiscal 1998. As of April 1, 1998, 383,484 of Mr. Friedman's options had vested and, of these vested options, 131,245 had been exercised.

    The Friedman Agreement provides that if Mr. Friedman's employment is terminated by the Company without Cause or by Mr. Friedman with Good Reason (as such terms are defined in the Friedman Agreement), the Company will be required to pay his base salary then in effect for the greater of 12 months following his termination or the remainder of his term of employment. Mr. Friedman also will be entitled to receive any bonus earned with respect to any previously completed fiscal year which remains unpaid as of the date of termination. If Mr. Friedman's employment is terminated, either by the Company or by Mr. Friedman for Good Reason, coincident with or within one-year after a Change of Control (as defined in the Friedman Agreement), the Company will be required to pay Mr. Friedman a lump sum, in cash, equal to two times his base salary then in effect and all unvested options will vest in full. If Mr. Friedman's employment is terminated by the Company without Cause, Mr. Friedman for Good Reason or as a result of a Change of Control, the Company also, with certain exceptions, will be required to continue to maintain life insurance for Mr. Friedman for the remainder of his life or until he attains the age of 70 with a death benefit equal to his base salary at the date of termination and medical insurance for Mr. Friedman and his spouse until their respective deaths. The Company also will be required to maintain life insurance for Mr. Friedman and medical insurance for Mr. Friedman and his spouse, as described in the foregoing sentence, upon Mr. Friedman's retirement or voluntary termination from the Company after the period of employment provided for in the Friedman Agreement.

    The Friedman Agreement provides that the Company has certain rights to purchase shares of the Common Stock and/or vested options held by Mr. Friedman upon termination of his employment. Finally, the Friedman Agreement provides that Mr. Friedman will not, with certain exceptions, "engage or be engaged in a competing business" (as defined in the Friedman Agreement) for a period of two years following termination of his employment (unless he is terminated without Cause or he resigns with Good Reason).

MR. GLASS

    Mr. Glass's employment agreement (the "Glass Agreement"), provides that he will serve as President and Chief Operating Officer of the Company from April 1, 1998 through March 31, 2000 for an annual base salary of $300,000. The annual base salary shall be reviewed each April 1 except that no such review shall result in any reduction of the annual base salary then in effect. Mr. Glass also is eligible to receive an annual bonus equal to 60% of his annual base salary in effect, if, for each such fiscal year, the Company attains its targeted financial goals (as defined by the Compensation Committee). The Glass Agreement also provides for certain insurance and other benefits to be maintained and paid by the Company.

    The Glass Agreement provided for a grant to Mr. Glass on March 4, 1998 of options to purchase 100,000 shares of Common Stock at an exercise price of $3.50 per share. The options vest and become exercisable on the fifth anniversary of the date of the grant and expire on the tenth anniversary of the date of the grant.

    The Glass Agreement provides that if Mr. Glass's employment is terminated by the Company without Cause or by Mr. Glass with Good Reason (as such terms are defined in the Glass Agreement), the Company will be required to pay his base salary then in effect for the greater of 12 months following his termination or the remainder of his term of employment. Mr. Glass also will be entitled to receive any bonus earned with respect to any previously completed fiscal year which remains unpaid as of the date of termination. If Mr. Glass's employment is terminated, either by the Company or by Mr. Glass for Good Reason, coincident with or within one-year after a Change of Control (as defined in the Glass Agreement), the Company will be required to pay Mr. Glass a lump sum, in cash, equal to two times his base salary then in effect and all unvested options will vest in full. If Mr. Glass's employment is terminated by the Company without Cause, Mr. Glass for Good Reason or as a result of a Change of Control, the Company also, with certain exceptions, will be required to continue to maintain life insurance for Mr. Glass for the remainder of his life or until he attains the age of 70 with a death benefit equal to his base salary at the date of termination and medical insurance for Mr. Glass and his spouse until their respective deaths. The Company also will be required to maintain life insurance for Mr. Glass and medical insurance for Mr. Glass and his spouse, as described in the foregoing sentence, upon Mr. Glass's retirement or voluntary termination from the Company after the period of employment provided for in the Glass Agreement.

    The Glass Agreement provides that if Mr. Glass's employment is terminated for any reason, Mr. Glass will not for a period of two years following termination of his employment directly or indirectly (i) solicit or encourage any member of senior management to leave the employment of the Company or (ii) hire any member of senior management who was an employee of the Company during Mr. Glass's employment under the Glass Agreement or the two year period after Mr. Glass's employment is terminated.

MS. DEXTER-WOLTERSTORFF

    The Company is a party to a severance agreement with Ms. Dexter-Wolterstorff. The severance agreement provides for contingent payment of base salary from date of separation through August 7, 1998.

COMPENSATION OF MEMBERS OF THE BOARD OF DIRECTORS

    For serving as a director of the Company, each non-employee director receives, $15,000 per year, $1,000 per Board of Directors meeting attended in person, $500 per Board of Directors meeting attended by telephone, and $500 per Board of Directors committee meeting attended. Certain directors who are not employees of the Company will be entitled to receive benefits under the Directors Stock Option Plan and all directors of the Company will be entitled to receive benefits under the Directors Deferred Compensation Plan. Under the terms of the Directors Stock Option Plan, each person, who is not an employee of the Company, and who is first elected, appointed or otherwise first becomes a Director (an "Eligible Director") will be granted an option to purchase 6,000 shares of Common Stock as of the date on which such person first becomes an Eligible Director (an "Initial Option"). Each person who is an Eligible Director on February 1st of each year will receive an option to purchase 3,000 shares of Common Stock (an "Annual Option"). The Directors Stock Option Plan also provides that the Board of Directors shall have discretionary authority to award options to acquire up to an aggregate of 100,000 shares of Common Stock to one or more Eligible Directors ("Discretionary Options"). All options granted under the Directors Stock Option Plan are "nonqualified" stock options subject to the provisions of Section 83 of the Internal Revenue Code of 1986, as amended.

    Each Initial Option and Special Option vests and becomes exercisable in 1/3 increments on each of the first, second and third anniversaries of the date of grant; provided that the Eligible Director is in the service of the Company as a director on such date. Each Annual Option vests and becomes exercisable in full on the one year anniversary of the date of grant, provided that the Eligible Director is in the service of the Company as a director on such date. In the event of the termination of the Eligible Director's service as a director prior to the time all or any portion or an Initial Option, a Special Option, or an Annual Option vests, such option, to the extent not yet vested, terminates. Discretionary Options are subject to vesting conditions established by the Board of Directors and provided in a separate award agreement evidencing the award of such Discretionary Option. Any unexercised portion of an option automatically becomes null and void at the time of the earliest to occur of (i) the expiration of 10 years from the grant date, and (ii) the expiration of one year from the date the Eligible Director's service terminates. The Directors Stock Option Plan provides that the option exercise price for the options shall be the "fair market value" (as defined in the Directors Stock Option Plan) of the Common Stock on the date of grant.

    In addition, the Company has a consulting agreement with Mr. Kaplan. Mr. Kaplan will act as a director and consultant to the Company. Under the agreement, he is paid a retainer of $75,000 per year and is entitled to a $15,000 per year auto allowance. This consulting agreement became effective in April 1998 and extends for a five-year period.

COMPENSATION OF CHAIRMAN OF THE BOARD

    The Company has a consulting agreement with Mr. Matthews, pursuant to which he is currently paid $75,000 per annum. In addition, in connection with Mr. Matthews' agreement to serve as Chairman of the Board, Mr. Matthews was granted options pursuant to the 1988 Stock Option Plan (the "1988 Stock Plan") to purchase up to 91,232 shares of the Common Stock, 24,197 exercisable at $1.07 per share, 22,345 exercisable at $4.48 per share, 22,345 exercisable at $2.24 per share and 22,345 exercisable at $8.95 per share. In addition, on July 1, 1995 Mr. Matthews was granted options pursuant to the 1988 Stock Plan to purchase 44,689 shares of the Common Stock at $5.01 per share. Within 180 days upon termination, depending on the cause of termination, the Company has the right to purchase Mr. Matthews' shares and unexercised vested options. The Company also has a right of first refusal upon notice of proposed sale of shares by Mr. Matthews.

    In addition, on June 19, 1997, Mr. Matthews was granted options pursuant to the Directors Stock Option Plan to purchase 65,000 shares at $7.0625 per share. Such options shall vest in full on the earlier of (i) June 19, 2001 or (ii) a Change of Control (as defined in the Directors Stock Option Plan) of the Company, and expire at the earlier of (i) 10 years from the grant date and (ii) one year from the date Mr. Matthews' service terminates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1997, Mr. Kroon, Mr. Matthews and Ms. Cohen served as members of the Compensation Committee of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of April 28, 1998 with respect to beneficial ownership of shares of the Common Stock by (i) all stockholders known by the Company to be beneficial owners of more than 5% of such class, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Unless otherwise indicated in the notes below, the address of each beneficial owner is in care of Loehmann's, Inc., 2500 Halsey Street, Bronx, New York 10461.


Name and Address of Beneficial Owner        Shares of Common Stock    Percentage
------------------------------------        ----------------------    ----------

Sprout Capital V(1).........................        200,779              2.2%
Sprout Growth, L.P.(1)......................        242,769              2.7%
Sprout Growth, Ltd.(1)......................         27,025                *
DLJ Venture Capital Fund II, L.P.(1)........         12,065                *
Donaldson, Lufkin & Jenrette Securities
   Corporation(1)...........................        126,161              1.4%
Alliance Capital Management L.P.(1).........          1,000                *
J&W Seligman & Co. Incorporated(2)..........      1,072,000             11.9%
Putnam Investments, Inc.(3).................      1,006,430             11.2%
Goldman, Sachs & Co.(4).....................      1,004,400             11.2%
AIM Management Group Inc.(5)................        663,400              7.4%
Wellington Management Company, LLP(6).......        571,000              6.4%
Norman S. Matthews(7).......................        129,562              1.4%
Robert Friedman(8)..........................        252,235              2.7%
Philip Kaplan(9)............................        147,174              1.7%
Robert Glass(10)............................         11,170                *
Jan Heppe(11)...............................          4,468                *
Bonnie Dexter-Wolterstorff (12).............          9,264                *
Janet A. Hickey(1)(13)......................          2,000                *
Lorrence T. Kellar (14).....................          3,000                *
Richard E. Kroon(1)(13).....................          2,000                *
Christina A. Mohr(13).......................          2,000                *
Arthur E. Reiner(13)........................          2,000                *
Cynthia R. Cohen(13)........................          2,000                *
All directors and executive officers as a           566,873              6.0%
   group (12 persons)(15)...................

-----------

*   Less than 1%

(1) Based in part upon information provided in a Schedule 13G filed with the Commission. Sprout Capital V, Sprout Growth, L.P., Sprout Growth, Ltd., DLJ Venture Capital II, L.P., Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ" and, collectively with the other entities named above, the "Sprout Group") are all affiliates. Ms. Hickey and Mr. Kroon are general partners of, or executive officers in (1) certain of the affiliates of DLJ that own shares of Common Stock or (2) entities that control such affiliates. The business address of all such Sprout Group entities is 277 Park Avenue, New York, New York 10172. Ms. Hickey and Mr. Kroon disclaim beneficial ownership of such shares. Because of their direct and indirect ownership of a majority of the capital stock of DLJ, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, AXA, Alliance Capital Management L.P. and The Equitable Companies Incorporated may be deemed to beneficially own all of the shares of Common Stock beneficially owned by the Sprout Group. The business address of Alpha Assurances I.A.R.D. Mutuelle and Alpha Assurances Vie Mutuelle is 100-101 Terrasse Boieldien, 92042 Paris La Defense France. The business address of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 21, rue de Chateaudun, 75009 Paris France. The business address of AXA Courtage Assurance Mutuelle is 26, rue Louis le Grand, 75002 Paris France. The business address of AXA is 23, avenue Matignon, 75008 Paris France. The business address of The Equitable Companies Incorporated is 787 Seventh Avenue, New York, New York 10019. The business address of Alliance Capital Management L.P. is 1345 Avenue of the Americas, New York, New York 10105.

(2) Based upon information provided in a Schedule 13G filed with the Commission. The holdings of J.&W. Seligman & Co. Incorporated ("JWS") include all shares of Common Stock beneficially owned by Seligman Value Fund Series, Inc. - Seligman Small-Cap Value Fund (the "Fund"). JWS, as investment adviser for the Fund, may be deemed to beneficially own the shares of the Fund. Accordingly, the shares owned by JWS include those shares owned by the Fund. In addition, William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own the shares reported herein by JWS. The business address of JWS, the Fund and William C. Morris is 100 Park Avenue, New York, NY 10017.

(3) Based upon information provided in a Schedule 13G filed with the Commission. The holdings of Putnam Investments, Inc. include all shares of Common Stock beneficially owned by Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc., investment advisors which are subsidiaries of Putnam Investments, Inc. Because of its ownership of all of the capital stock of Putnam Investments, Inc., Marsh & McLennan Companies, Inc. may be deemed to beneficially own all of the shares of Common Stock beneficially owned by Putnam Investments, Inc. The business address of Putnam Investments, Inc., Putnam Investment Management, Inc. and the Putnam Advisory Company, Inc. is One Post Office Square, Boston, Massachusetts 02109. The business address of Marsh & McLennan Companies, Inc. is 1166 Avenue of the Americas, New York, New York 10036.

(4) Based upon information provided in a Schedule 13G filed with the Commission. The holdings of The Goldman Sachs Group, L.P. include all shares of Common Stock beneficially owned by Goldman, Sachs & Co. and Goldman Sachs Trust on behalf of GS Small Cap Value Fund, both of which are subsidiaries of Goldman, Sachs & Co. The business address for the Goldman Sachs Group, L.P. and Goldman, Sachs & Co. is 85 Broad Street, New York, NY 10004 and the business address of Goldman Sachs Trust is 1 New York Plaza, New York, NY 10004.

(5) Based upon information provided in a Schedule 13G filed with the Commission. The holdings of AIM Management Group Inc. include all shares of Common Stock beneficially owned by AIM Advisors, Inc. and AIM Capital Management, Inc., investment advisors which are subsidiaries of AIM Management Group Inc. The business address of all such entities is 11 Greenway Plaza, Suite 1919, Houston, Texas 77046.

(6) Based upon information provided in a Schedule 13G filed with the Commission. The holdings of Wellington Management & Company, LLP include all shares of Common Stock beneficially owned by Wellington Trust Company, NA, a wholly-owned subsidiary of Wellington Management Company. The business address of all such entities is 75 State Street, Boston, Massachusetts 02109.

(7) Includes 22,345 shares of Class B Common Stock which are convertible into Common Stock and options to purchase 89,378 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 65,000 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof. Includes 17,839 shares owned.

(8) Includes options to purchase 252,235 rounded shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 53,992 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof.

(9) Includes options to purchase 102,716 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Includes 44,458 shares owned.

(10) Includes options to purchase 11,170 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 31,174 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof.

(11) Includes options to purchase 4,468 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 26,704 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof.

(12) Includes options to purchase 6,030 shares of Common Stock which are exercisable within sixty (60) days of the date hereof, and 3,234 shares owned. Does not include options to purchase 28,266 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof.

(13) Includes options to purchase 2,000 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 7,000 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof.

(14) Includes 3,000 shares owned. Does not include options to purchase 9,000 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof.

(15) Includes 22,345 shares of Class B Common Stock which are convertible into Common Stock and options to purchase 475,997 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 249,136 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof. Includes 68,531 shares owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain of the principal stockholders of the Company have owned and currently own debt securities of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LOEHMANN'S, INC.


Dated: May 29, 1998                      By: /s/ Robert Glass
                                         --------------------
                                         Robert Glass, President, Chief
                                         Operating Officer, Secretary and
                                         Director

Signature                Title                                      Date
---------                -----                                      ----

          *              Chairman of the Board and Director         May 29, 1998
------------------------
Norman S. Matthews


          *              Chairman, Chief Executive Officer and      May 29, 1998
------------------------ Director
Robert N. Friedman


/s/ Robert Glass         President, Chief Operating Officer,        May 29, 1998
------------------------ Secretary and Director
Robert Glass


          *              Vice President Finance, Chief Financial    May 29, 1998
------------------------ Officer, Treasurer and Assistant
Dennis R. Hernreich      Secretary

          *              Director                                   May 29, 1998
------------------------
Philip Kaplan

                         Director                                   May 29, 1998
------------------------
Janet A. Hickey


          *              Director                                   May 29, 1998
------------------------
Richard E. Kroon

                         Director                                   May 29, 1998
------------------------
Christina A. Mohr


          *              Director                                   May 29, 1998
------------------------
Arthur E. Reiner


          *              Director                                   May 29, 1998
------------------------
Cynthia R. Cohen


          *              Director                                   May 29, 1998
------------------------
Lorrence T. Kellar


* By: /s/ Robert Glass
  --------------------
  Robert Glass
  Attorney-in-fact