Form 10-Q
period 1998-05-02
LOEHMANNS INC
filed 1998-06-16
CIK 60064

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Quarter Ended May 2, 1998

                         Commission File Number: 0-28410


                                LOEHMANN'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             22-2341356
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


      2500 Halsey Street
      Bronx, New York                                              10461
-------------------------------                             -------------------

Registrant's telephone number, including area code        (718) 409-2000
                                                          --------------

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of shares outstanding of Registrant's Common Stock and Class B Convertible Common Stock, as of June 12, 1998; 9,029,370 and 48,431, respectively.

                                Loehmann's, Inc.

                            Quarter ended May 2, 1998

                                    CONTENTS


PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets--May 2, 1998 and January 31, 1998................ 1
Consolidated Statements of Operations--Quarter ended
   May 2, 1998 and May 3, 1997............................................... 2
Consolidated Statements of Cash Flows--Quarter ended
   May 2, 1998 and May 3, 1997............................................... 3

Notes to Consolidated Financial Statements................................... 4

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 5

PART II--OTHER INFORMATION

Item 5. Other Information.................................................... 7

Item 6. Exhibits and Reports on Form 8-K..................................... 7

Signatures................................................................... 8

                                Loehmann's, Inc.

                     Consolidated Balance Sheets (Unaudited)

                                                                                       May 2,           January 31,
                                                                                        1998                1998
                                                                                 ------------------- ------------------
                                                                                         (IN THOUSANDS, EXCEPT
                                                                                             SHARE AMOUNTS)
ASSETS
Current assets:
    Cash and cash equivalents                                                             $    2,132         $    1,767
    Accounts receivable and other assets                                                       7,220              5,575
    Merchandise inventory                                                                     77,774             67,521
                                                                                 ------------------- ------------------
Total current assets                                                                          87,126             74,863

Property, equipment and leaseholds, net                                                       71,856             71,612
Deferred debt issuance costs and other assets, net                                             3,118              3,228
Purchase price in excess of net assets acquired                                               39,199             39,523
                                                                                 ------------------- ------------------
Total assets                                                                              $  201,299         $  189,226
                                                                                 =================== ==================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                                      $   31,372         $   21,570
    Accrued expenses                                                                          19,539             23,632
    Accrued interest                                                                           5,331              2,496
    Current portion of long-term debt                                                             73                 73
                                                                                 ------------------- ------------------
Total current liabilities                                                                     56,315             47,771

Long-term debt:
    Revolving Line of Credit                                                                  35,588             33,771
    11-7/8% senior secured notes                                                              95,000             95,000
    Revenue bonds and notes                                                                    2,571              2,589
                                                                                 ------------------- ------------------
Total long-term debt                                                                         133,159            131,360

Other noncurrent liabilities                                                                     377                389

Common stockholders' equity:
    Common stock, 25,000,000 shares authorized; 8,976,932 shares
       issued and outstanding at May 2, 1998 and January 31, 1998                                 89                 89
    Class B convertible common stock, 469,237 shares authorized;
       48,431 shares issued and outstanding at May 2, 1998 and January
       31, 1998                                                                                  244                244
    Additional paid-in capital                                                                81,597             81,597
    Accumulated deficit                                                                     (70,482)           (72,224)
                                                                                 ------------------- ------------------
Total common stockholders' equity                                                             11,448              9,706
                                                                                 ------------------- ------------------
Total liabilities and common stockholders' equity                                         $  201,299         $  189,226
                                                                                 =================== ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.

                                Loehmann's, Inc.

                Consolidated Statements of Operations (Unaudited)

                                                                              QUARTER ENDED

                                                                         MAY 2,              May 3,
                                                                          1998                1997
                                                                  -------------------- ------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                                                     $110,227           $112,595
Cost of sales                                                                   73,182             77,489
                                                                  -------------------- ------------------
Gross profit                                                                    37,045             35,106

Sales, general and administrative expenses                                      28,604             28,868
Depreciation and amortization                                                    3,135              2,864
                                                                  -------------------- ------------------
Operating income                                                                 5,306              3,374
Interest expense, net                                                            3,540              2,972
                                                                  -------------------- ------------------
Income before income taxes                                                       1,766                402
Provision for income taxes                                                          24                 22
                                                                  -------------------- ------------------
Net income applicable to common stock                                         $  1,742           $    380
Basic earnings per share                                                      $   0.19           $   0.04
Diluted earnings per share                                                    $   0.19           $   0.04
                                                                  ==================== ==================
Weighted average number of common shares
    outstanding                                                                  9,025              8,901
Weighted average number of common shares and
    common share equivalents outstanding                                         9,188              9,418

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.

                                Loehmann's, Inc.

                Consolidated Statements of Cash Flows (Unaudited)

                                                                            QUARTER ENDED

                                                                    MAY 2, 1998        May 3, 1997
                                                                 ------------------------------------
                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $   1,742          $     380
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                         3,135              2,864
       Changes in current assets and liabilities:
          Accounts receivable and other assets                             (1,645)            (1,750)
          Merchandise inventory                                           (10,253)           (14,241)
          Accounts payable                                                   9,802             10,791
          Accrued expenses                                                 (4,093)            (2,345)
          Accrued interest                                                   2,835              2,802
                                                                 ----------------- ------------------
       Net changes in current assets and liabilities                       (3,354)            (4,743)
       Net change in other non current assets and liabilities                 (67)                 93
                                                                 ----------------- ------------------
Net adjustments                                                              (286)            (1,786)
Net cash provided by (used in) operating activities                          1,456            (1,406)
                                                                 ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                       (2,890)            (2,338)
Net cash used in investing activities                                      (2,890)            (2,338)
                                                                 ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facility, net                                        1,817              3,955
Sale of common stock                                                             -                 17
Other financing activities, net                                               (18)               (22)
Net cash provided by financing activities                                    1,799              3,950
                                                                 ----------------- ------------------

Net increase in cash and cash equivalents                                      365                206
Cash and cash equivalents at beginning of period                             1,767              2,292
                                                                 ----------------- ------------------
Cash and cash equivalents at end of period                               $   2,132          $   2,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during period                                         $     513          $     292
                                                                 ================= ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.

                                                                               3

                                Loehmann's, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                                   May 2, 1998


1. BASIS OF PRESENTATION

The balance sheet at May 2, 1998 and the statements of operations and cash flows for the quarters ended May 2, 1998 and May 3, 1997 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended May 2, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended January 30, 1999. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 31, 1998 included in the Company's Annual Report on Form 10-K for such year.

2. INCOME TAXES

The provision for income taxes primarily represents alternative minimum tax and state and local taxes for states that do not allow net operating loss carryforwards.

3. USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

4. SUBSEQUENT EVENT

On May 12, 1998, the Company refinanced the indebtedness under its existing credit agreement with borrowings under a new secured credit facility with Congress Financial Corporation (the "New Credit Facility") and an $8.0 million unsecured term loan with another bank (the "Unsecured Loan"). The New Credit Facility provides for a revolving line of credit and a letter of credit facility aggregating $60.0 million. The availability of the revolving line of credit and letters of credit under the New Credit Agreement is subject to certain inventory-related borrowing base requirements. The indebtedness under the New Credit Facility bears interest at variable rates based on LIBOR or the prime rate and matures in three years. The New Credit Facility contains certain customary covenants (including limitations on indebtedness, liens and restricted payments) but does not contain any financial covenants. The New Credit Facility is secured by the Company's inventory, accounts receivable and certain assets. The Unsecured Loan is a three year term loan that bears interest at a variable rate based on LIBOR. The repayment of the indebtedness under the Unsecured Loan is supported by a letter of credit issued under the New Credit Facility.

                                Loehmann's, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

RESULT OF OPERATIONS--COMPARISON OF THE QUARTERS ENDED MAY 2, 1998 AND MAY 3,
1997

Net sales for the thirteen week period ended May 2, 1998, were $110.2 million as compared to $112.6 million for the comparable period in the prior year, a decrease of approximately $2.4 million or 2.1%. Comparable store sales (sales at stores that were in operation for both periods) decreased by 3.9%. The decrease in net sales was due to (i) the closure of twelve stores during the preceding 52 weeks, including nine stores closed in March 1998 and (ii) the decrease in comparable store sales, partially offset by the opening of six new stores during the preceding 52 weeks.

Gross profit for the thirteen week period ended May 2, 1998, was $37.0 million as compared to $35.1 million for the same period in the prior year, an increase of $1.9 million or 5.5%. Gross margin increased to 33.6% from 31.2% in the prior year period. The improvement in margin percent was primarily a result of the continuing shift in the Company's sales mix towards merchandise, such as men's, accessories and intimate apparel, with higher average gross margins coupled with a reduction of markdowns.

Selling, general and administrative expenses for the thirteen week period ended May 2, 1998, were $28.6 million as compared to $28.9 million during the same period in the prior year, a decrease of $0.3 million, or 0.9%.

Depreciation and amortization expense for the thirteen week period ended May 2, 1998, was $3.1 million as compared to $2.9 million for the same period in the prior year, an increase of approximately $0.2 million, or 9.5%. This was primarily due to an increase in depreciation related to store expansion.

Net interest expense for the thirteen week period ended May 2, 1998 was $3.5 million as compared to $3.0 million for the same period in the prior year, an increase of approximately $0.5 million or 19.1%. The increase in net interest expense primarily resulted from interest expense incurred on increased borrowings under the revolving line of credit.

                                Loehmann's, Inc.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.5 million during the quarter ended May 2, 1998. Cash of $4.9 million was provided from operations after adding back non-cash charges, offset by the use of net working capital of approximately $3.4 million primarily related to seasonal needs, and the opening of two new stores in Long Beach, California, and Cincinnati, Ohio, during the quarter. Net cash used in investing activities totaled $2.9 million during the quarter ended May 2, 1998. These expenditures were principally related to capital expenditures for leasehold improvements and fixtures primarily associated with the opening of the two new stores. Net cash provided by financing activities was approximately $1.8 million during the quarter ended May 2, 1998, and reflects the proceeds from borrowings under the Company's revolving line of credit (the "Prior Credit Facility").

On May 12, 1998, the Company refinanced the indebtedness under the Prior Credit Facility with borrowings under a new secured credit facility with Congress Financial Corporation (the "New Credit Facility") and an $8.0 million unsecured term loan with another bank as explained in note 5 to the accompanying financial statements (unaudited). The Company believes that cash generated from operations and funds available under the New Credit Facility will be sufficient to satisfy its cash requirements through fiscal 1998.

YEAR 2000

The Company presently believes that the year 2000 issue will not pose significant operational problems for its computer systems. The company has outside service contracts to maintain its computer software programs and expects that all modifications and conversions will be completed on a timely basis. The total dollar amount that the company estimates will be spent to address its year 2000 issues is not expected to have a material financial impact. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material adverse impact upon Company operations.

PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Certain statements in this quarterly report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, constitute "forward looking statements." Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations; construction costs and other factors referenced in this quarterly report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    4.1 Loan and Security Agreement by and between the Company and Congress Financial Corporation dated May 12, 1998.

    4.2 Loan Agreement by and between the Company and Fleet Bank, N.A. dated May 12, 1998.

    27    Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K were filed during the quarter ended May 2, 1998.

                                Loehmann's, Inc.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 1998


                           Loehmann's, Inc.


                           By: /s/ Robert Glass
                           --------------------
                           Robert Glass
                           President, Chief Operating Officer and Director


                           By: /s/ Dennis R. Hernreich
                           ---------------------------
                           Dennis R. Hernreich
                           Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary