Form 10-Q
period 1998-08-01
LOEHMANNS INC
filed 1998-09-14
CIK 60064

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarter Ended August 1, 1998

                         Commission File Number 0-28410


                                LOEHMANN'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              22-2341356
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          2500 Halsey Street
           Bronx, New York                                         10461
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code             (718) 409-2000


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of September 10, 1998; 9,029,370 and 48,431, respectively.

                                Loehmann's, Inc.


                                    CONTENTS


PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets--August 1, 1998 and January 31, 1998.........................   1
Statements of Operations--Quarters and six months ended
  August 1, 1998 and August 2, 1997.........................................   2
Statements of Cash Flows--Quarters and six months ended
  August 1, 1998 and August 2, 1997.........................................   3

Notes to Financial Statements...............................................   4

Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition...........................................   6

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.................  10

Item 5. Other Information...................................................  11

Item 6. Exhibits and Reports on Form 8-K....................................  12

Signatures..................................................................  13

                                Loehmann's, Inc.

                                 Balance Sheets

                                                                                 AUGUST 1,      JANUARY 31,
                                                                                   1998             1998
                                                                              -------------------------------
                                                                                UNAUDITED
                                                                                    (IN THOUSANDS, EXCEPT
                                                                                         SHARE DATA)
ASSETS
Current assets:
   Cash and cash equivalents                                                  $       1,346   $       1,767
   Accounts receivable and other assets                                               6,611           5,575
   Merchandise inventory                                                             68,593          67,521
                                                                              -------------------------------
Total current assets                                                                 76,550          74,863

Property, equipment and leaseholds, net                                              71,550          71,612
Deferred debt issuance costs and other assets, net                                    3,454           3,228
Purchase price in excess of net assets acquired, net                                 38,874          39,523
                                                                              -------------------------------
Total assets                                                                  $     190,428   $     189,226
                                                                              ===============================
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $      22,373   $      21,570
   Accrued expenses                                                                  15,850          23,632
   Accrued interest                                                                   2,762           2,496
   Current portion of long-term debt                                                     73              73
                                                                              -------------------------------
Total current liabilities                                                            41,058          47,771

Long-term debt:
   Revolving line of credit                                                          42,125          33,771
   11-7/8% senior notes payable                                                      95,000          95,000
   Revenue bonds and notes, less current portion                                      2,553           2,589
                                                                              -------------------------------
Total long-term debt                                                                139,678         131,360

Other noncurrent liabilities                                                            364             389

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 9,029,370
      and 8,899,122 shares issued and outstanding, respectively                          90              89
   Class B convertible common stock, 469,237 shares authorized;
      48,431 and 48,431 shares issued and outstanding, respectively                     244             244
   Additional paid-in capital                                                        81,655          81,597
   Accumulated deficit                                                              (72,661)        (72,224)
                                                                              -------------------------------
Total stockholders' equity                                                            9,328           9,706
                                                                              -------------------------------
Total liabilities and stockholders' equity                                    $     190,428   $     189,226
                                                                              ===============================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

                      Statements of Operations (Unaudited)

                                                                QUARTER ENDED                     SIX MONTHS ENDED
                                                         AUGUST 1,         AUGUST 2,         AUGUST 1,         AUGUST 2,
                                                           1998              1997              1998              1997
                                                       ------------------------------------------------------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                                $  97,058         $  95,292         $ 207,285         $ 207,887
Cost of sales                                               65,739            69,671           138,921           147,160
                                                       ------------------------------------------------------------------
Gross profit                                                31,319            25,621            68,364            60,727

Selling, general and administrative expenses                26,229            24,393            54,833            53,261
Depreciation and amortization                                2,914             2,668             6,049             5,532
                                                       ------------------------------------------------------------------
Operating income (loss)                                      2,176            (1,440)            7,482             1,934

Interest expense, net                                        3,731             3,140             7,271             6,112
                                                       ------------------------------------------------------------------
(Loss) income before income taxes                           (1,555)           (4,580)              211            (4,178)
Provision for income taxes                                      64                 7                88                29
                                                       ------------------------------------------------------------------
(Loss) income before extraordinary item                     (1,619)           (4,587)              123            (4,207)
Extraordinary loss on extinguishment of debt                   560                 -               560                 -
                                                       ------------------------------------------------------------------
Net loss applicable to common stock                      $  (2,179)        $  (4,587)        $    (437)        $  (4,207)
                                                       ==================================================================
Basic (loss) earnings per share before
   extraordinary item                                    $   (0.18)        $   (0.51)        $    0.01         $   (0.47)
                                                       ==================================================================
Basic loss per share after extraordinary item            $   (0.24)        $   (0.51)        $   (0.05)        $   (0.47)
                                                       ==================================================================
Diluted (loss) earnings per share before
   extraordinary item                                    $   (0.18)        $   (0.51)        $    0.01         $   (0.47)
                                                       ==================================================================
Diluted loss per share after extraordinary item          $   (0.24)        $   (0.51)        $   (0.05)        $   (0.47)
                                                       ==================================================================
Weighted average number of common shares
outstanding                                                  9,072             8,934             9,049             8,934
Weighted average number of common shares and
common share equivalents outstanding                         9,072             8,934             9,190             8,934

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

                      Statements of Cash Flows (Unaudited)


                                                                QUARTER ENDED                     SIX MONTHS ENDED
                                                         AUGUST 1,         AUGUST 2,         AUGUST 1,         AUGUST 2,
                                                           1998              1997              1998              1997
                                                       ------------------------------------------------------------------
                                                                                (IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                 $  (2,179)        $  (4,587)        $    (437)        $  (4,207)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization                           2,914             2,668             6,049             5,532
       Loss on extinguishment of debt                          560                 -               560                 -
     Changes in current assets and liabilities:
       Accounts receivable and other assets                    609            (1,286)           (1,036)           (3,036)
       Merchandise inventory                                 9,181             8,386            (1,072)           (5,855)
       Accounts payable                                     (8,999)           (6,939)              803             3,852
       Accrued expenses                                     (3,689)           (3,219)           (7,782)           (5,564)
       Accrued interest                                     (2,569)           (2,873)              266               (71)
                                                       ------------------------------------------------------------------
     Net changes in current assets and liabilities:         (5,467)           (5,931)           (8,821)          (10,674)
     Net change in other noncurrent assets and
     liabilities                                            (1,092)              (18)           (1,153)               69
                                                       ------------------------------------------------------------------
Total adjustments, net                                      (3,085)           (3,281)           (3,365)           (5,073)
                                                       ------------------------------------------------------------------
Net cash used in operating activities                       (5,264)           (7,868)           (3,802)           (9,280)
                                                       ------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures                                        (2,094)           (4,403)           (4,984)           (6,741)
                                                       ------------------------------------------------------------------
Net cash used in investing activities                       (2,094)           (4,403)           (4,984)           (6,741)
                                                       ------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facility, net                        6,537            11,014             8,354            14,969
Sale of common stock                                            59                46                59                63
Other financing activities, net                                (24)              (19)              (48)              (35)
                                                       ------------------------------------------------------------------
Net cash provided by financing activities                    6,572            11,041             8,365            14,997
                                                       ------------------------------------------------------------------
Net decrease in cash and cash equivalents                     (786)           (1,230)             (421)           (1,024)
Cash and cash equivalents at beginning of period             2,132             2,498             1,767             2,292
                                                       ------------------------------------------------------------------
Cash and cash equivalents at end of period               $   1,346         $   1,268         $   1,346         $   1,268
                                                       ==================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during period                         $   6,656         $   6,138         $   7,169         $   6,430
                                                       ==================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                Loehmann's, Inc.

                          Notes to Financial Statements


1.  BASIS OF PRESENTATION

The balance sheet at August 1, 1998 and the statements of operations and cash flows for the quarters and six months ended August 1, 1998 and August 2, 1997 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended August 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended January 30, 1999. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 31, 1998 included in the Company's Annual Report on Form 10-K for such year.

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

4.  REVOLVING LINE OF CREDIT

On May 12, 1998, the Company refinanced the indebtedness under its prior credit facility with borrowings under a new secured credit facility with Congress Financial Corporation (the "New Credit Facility") and an $8.0 million unsecured term loan with a bank (the "Unsecured Loan"). The New Credit Facility provides for a revolving line of credit and a letter of credit facility aggregating $60.0 million. The availability of the revolving line of credit and letters of credit under the New Credit Agreement is subject to certain inventory-related borrowing base requirements. The indebtedness under the New Credit Facility bears interest at variable rates based on LIBOR or the prime rate and matures in three years. The New Credit Facility contains certain customary covenants (including limitations on

                                Loehmann's, Inc.

indebtedness, liens and restricted payments) but does not contain any financial covenants. The New Credit Facility is secured by the Company's inventory, accounts receivable and certain assets. The Unsecured Loan is a three year term loan that bears interest at a variable rate based on LIBOR. The repayment of the indebtedness under the Unsecured Loan is supported by a letter of credit issued under the New Credit Facility. The Company incurred debt issuance costs and expenses of approximately $1.1 million, of which approximately $0.6 million was related to the termination of the prior credit facility which is reflected in the statement of operations as an extraordinary loss on the extinguishment of debt. The balance of the debt issuance costs and expenses are being amortized over the three year term of the New Credit Facility.

5.  PURCHASE PRICE IN EXCESS OF NET ASSETS ACQUIRED

A significant asset of the Company is "purchase price in excess of net assets acquired", $38.9 million as of August 1, 1998. This consists of intangible assets acquired in 1988, including trademark and goodwill. As management deemed these intangible assets to be of indefinite lives, they have not been separated on the face of the balance sheet. Based upon a recent appraisal, the Company's trademark was valued at $55.0 million. Using similar valuation methodology, the Company's trademark would have been valued at approximately $47.0 million at the time of acquisition in 1988 and therefore its unamortized balance at August 1, 1998 would have been $35.4 million. Such an allocation would not have had any effect on the financial condition or results of operations for any prior period. The Company's "net tangible assets" at August 1, 1998, as defined by Nasdaq Marketplace Rule 4200 (a)(27) (a rule relating to the listing maintenance standard for the Nasdaq national market), was $5.8 million.

                                Loehmann's, Inc.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition


RESULT OF OPERATIONS--COMPARISON OF THE QUARTERS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997

Sales for the quarter ended August 1, 1998 were $97.1 million versus $95.3 million for the comparable period in the prior year, an increase of $1.8 million or 1.9%. Comparable store sales (stores that were in operation for both periods) increased by 2.9%. The increase in net sales was due to the opening of four new stores and the increase in comparable stores, partially offset by the closing of twelve stores during the preceding 52 weeks, including one store closed in June 1998.

Gross profit for the quarter ended August 1, 1998 was $31.3 million as compared to $25.6 million for the comparable period last year, an increase of $5.7 million or 22.2%. Gross margin increased to 32.3% from 26.9% for the comparable period last year. The improvement in margin percent was primarily a result of markdown reductions and the continuing shift in the Company's sales mix towards merchandise, such as men's, accessories, gifts and intimate apparel, with higher average gross margins.

Selling, general and administrative expenses for the quarter ended August 1, 1998 were $26.2 million as compared to $24.4 million during the comparable period last year, an increase of $1.8 million, or 7.5%. The increase in selling, general and administrative expenses was primarily due to $2.6 million of additional payroll, occupancy, advertising and other costs related to the four stores opened and six stores expanded during the preceding 52 weeks, partially offset by $1.3 million of expense reductions attributable to the closing of twelve stores during the preceding 52 weeks.

Depreciation and amortization expense for the quarter ended August 1, 1998 was $2.9 million as compared to $2.7 million for the comparable period last year, an increase of approximately $0.2 million, or 9.2%.

Net interest expense for the quarter ended August 1, 1998 was $3.7 million versus $3.1 million for the comparable period last year, an increase of approximately $0.6 million or 18.8%. The increase in net interest expense primarily resulted from interest expense incurred on increased average borrowings under the Company's revolving line of credit. (See "Liquidity and Capital Resources").

                                Loehmann's, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (Continued)


RESULT OF OPERATIONS--COMPARISON OF THE SIX MONTHS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997

Sales for the six month period ended August 1, 1998 were $207.3 million versus $207.9 million during the comparable period last year, a decrease of $0.6 million, or 0.3%. Comparable store sales (stores that were in operation for both periods) decreased by 0.7%. The decrease in net sales was due to the closing of twelve stores during the preceding 52 weeks, including one store closed in June 1998, partially offset by the opening of four new stores during the preceding 52 weeks and by the decrease in comparable store sales.

Gross profit for the six month period ended August 1, 1998 was $68.4 million, as compared to $60.7 million for the comparable period last year, an increase of $7.7 million, or 12.6%. Gross margin increased to 33.0% from 29.2% in the comparable period last year. The improvement in margin percent was primarily a result of markdown reductions and the continuing shift in the Company's sales mix towards merchandise, such as men's, accessories, gifts, and intimate apparel, with higher average gross margins.

Selling, general and administrative expenses for the six month period ended August 1, 1998 were $54.8 million as compared to $53.3 million during the comparable period last year, an increase of approximately $1.5 million, or 3.0%. As a percentage of net sales, selling, general and administrative expenses was 26.5% versus 25.6% during the comparable period last year. The increase in selling, general and administrative expenses was due to $4.9 million of additional payroll, occupancy, advertising and other costs related to the four stores opened and six stores expanded during the preceding 52 weeks, partially offset by (i) $1.0 million of expense reductions related to comparable stores and corporate, and (ii) $2.4 million of expense reductions attributable to the twelve stores closed during the preceding 52 weeks.

Depreciation and amortization for the six month period ended August 1, 1998 was $6.0 million as compared to $5.5 million for the comparable period last year, an increase of approximately $0.5 million, or 9.3%.

Net interest expense for the six month period ended August 1, 1998 was $7.3 million versus $6.1 million for the comparable period last year, an increase of $1.2 million, or 19.0%. The increase in net interest expense primarily resulted from interest expense incurred on increased average borrowings under the revolving line of credit. (See "Liquidity and Capital Resources").

                                Loehmann's, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (Continued)


LIQUIDITY AND CAPITAL RESOURCES

During the second quarter ended August 1, 1998 net cash used in operating activities totaled $5.3 million, of which cash of $1.3 million was provided by operations, after adding back non-cash charges, offset by the use of net working capital of approximately $6.6 million. Net cash used in investing activities totaled $2.1 million during the quarter ended August 1, 1998. These expenditures were principally related to capital expenditures for leasehold improvements and fixtures primarily associated with the completion of the 1997/1998 new store and expansion program. Net cash provided by financing activities was approximately $6.6 million during the quarter ended August 1, 1998, and reflects the proceeds from borrowings under the Company's revolving line of credit.

Net cash used in operating activities totaled $3.8 million for the six months ended August 1, 1998, of which cash of $6.2 million was provided from operations after adding back non-cash charges, offset by the use of net working capital of approximately $10.0 million primarily related to the closing of stores, such amounts were previously accrued. Net cash used in investing activities totaled $5.0 million for leasehold improvements and fixtures primarily associated with the completion of the 1997/1998 new store and expansion program. Net cash provided by financing activities was approximately $8.4 million during the six months ended August 1, 1998, and reflects the proceeds from borrowings under the Company's revolving line of credit.

On May 12, 1998, the Company completed a refinancing of its existing credit facility with the New Credit Facility with Congress Financial and the $8.0 million Unsecured Loan. The New Credit Facility provides for a revolving line of credit and a letter of credit facility aggregating $60.0 million. The Unsecured Loan is supported by a letter of credit issued under the New Credit Facility. The terms of the loans are for three years and do not contain any financial covenants. The New Credit Facility, together with the cash generated from operations is expected to be sufficient to satisfy the Company's working capital and capital expenditure requirements over the next twelve months. Furthermore, the Company's capital expenditure requirements for the next twelve months are primarily related to opening of one new store and infrastructure improvements.

                                Loehmann's, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (Continued)


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

                                Loehmann's, Inc.


PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company's Stockholders on July 30, 1998, the stockholders elected both of the nominees for director for three-year terms. The nominees for directors received the following votes:

                                      Against or                     Broker Non-
                            For        Withheld       Abstentions       Votes
                      ----------------------------------------------------------
Cynthia R. Cohen          8,251,763     122,370         655,237           0
Arthur E. Reiner          8,251,263     122,870         655,237           0

Continuing directors of the Company are: Norman S. Matthews, Robert N. Friedman, Robert Glass, Philip Kaplan, Lorrence T. Kellar, Richard E. Kroon, Christina A. Mohr.

Also, the appointment of Ernst & Young as independent accountants for the Company for the fiscal year ending January 30, 1999 was approved by the Company's stockholders at the annual meeting by vote of 8,296,358 shares were voted in favor of, 43,280 shares were voted against and 689,732 shares abstained from such proposal.

                                Loehmann's, Inc.


ITEM 5.  OTHER INFORMATION

Certain statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, constitute "forward looking statements". Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital and borrowings; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations; construction costs and other factors referenced in this quarterly report.

                                Loehmann's, Inc.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.0  Financial Data Schedule (for SEC use only)

(b)  No reports on Form 8-K were filed during the quarter ended August 1, 1998.

                                Loehmann's, Inc.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: September 14, 1998

                                Loehmann's, Inc.


                                By: /s/ Robert Glass
                                --------------------
                                Robert Glass
                                President, Chief Operating Officer and Director


                                By: /s/ Dennis Hernreich
                                ------------------------
                                Dennis Hernreich
                                Vice President Finance, Chief Financial Officer, Treasurer, and Assistant Secretary