Form 10-Q
period 1998-10-31
LOEHMANNS INC
filed 1998-12-15
CIK 60064

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the Quarter Ended October 31, 1998

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

                            Yes   X      No   X
                               -------     -------

Number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of December 10, 1998; 9,051,735 and 48,431, respectively.

                                Loehmann's, Inc.

                                    Contents

Part I--Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets--October 31, 1998 and January 31, 1998..........................1
Statements of Operations--Quarters and nine months ended
October 31, 1998 and November 1, 1997..........................................2
Statements of Cash Flows--Quarters and nine months ended
    October 31, 1998 and November 1, 1997......................................3
Notes to Financial Statements..................................................4

Item 2. Management's Discussion and Analysis of Results of Operations
    and Financial Condition....................................................6

Part II--Other Information

Item 5. Other Information.....................................................11

Item 6. Exhibits and Reports on Form 8-K......................................12

Signatures....................................................................13

                                Loehmann's, Inc.
                                 Balance Sheets

                                                                                       October 31,        January 31,
                                                                                          1998               1998
                                                                                    ----------------   ----------------
                                                                                       Unaudited
                                                                                            (In thousands, except
                                                                                                 share data)
Assets
Current assets:
   Cash and cash equivalents                                                        $          1,672   $          1,767
   Accounts receivable and other assets                                                        6,581              5,575
   Merchandise inventory                                                                      89,702             67,521
Total current assets                                                                          97,955             74,863

Property, equipment and leaseholds, net                                                       71,011             71,612
Deferred debt issuance costs and other assets, net                                             3,469              3,228
Purchase price in excess of net assets acquired, net                                          38,548             39,523
Total assets                                                                        $        210,983   $        189,226
                                                                                    ================   ================

Liabilities and common stockholders' equity
Current liabilities:
   Accounts payable                                                                 $         38,744   $         21,570
   Accrued expenses                                                                           18,044             23,632
   Accrued interest                                                                            5,561              2,496
   Current portion of long-term debt                                                              70                 73
                                                                                    ----------------   ----------------
Total current liabilities                                                                     62,419             47,771

Long-term debt:
   Revolving line of credit                                                                   40,526             33,771
   11-7/8% senior notes payable                                                               95,000             95,000
   Revenue bonds and notes, less current portion                                               2,528              2,589
                                                                                    ----------------   ----------------
Total long-term debt                                                                         138,054            131,360

Other noncurrent liabilities                                                                     352                389

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized;
      9,029,370 and 8,899,122 shares issued and outstanding, respectively                         90                 89
   Class B convertible common stock, 469,237 shares authorized;
      48,431 and 48,431 shares issued and outstanding, respectively                              244                244
   Additional paid-in capital                                                                 81,655             81,597
   Accumulated deficit                                                                       (71,831)           (72,224)
                                                                                    ----------------   ----------------
Total stockholders' equity                                                                    10,158              9,706
Total liabilities and stockholders' equity                                          $        210,983   $        189,226
                                                                                    ================   ================

   The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                 Quarter Ended                        Nine Months Ended
                                                        October 31,         November 1,        October 31,         November 1,
                                                            1998                1997               1998                1997
                                                     -----------------------------------------------------------------------------
                                                                         (In thousands, except per share data)
Net sales                                            $          112,005  $          126,495 $          319,290  $          334,382
Cost of sales                                                    74,081              86,030            213,002             233,190
                                                     -----------------------------------------------------------------------------
Gross profit                                                     37,924              40,465            106,288             101,192

Selling, general and administrative expenses                     30,450              30,053             85,283              83,314
Depreciation and amortization                                     3,001               2,946              9,050               8,478
                                                     -----------------------------------------------------------------------------
Operating income (loss)                                           4,473               7,466             11,955               9,400

Interest expense, net                                             3,610               3,278             10,881               9,390
                                                     -----------------------------------------------------------------------------
Income (loss) before income taxes                                   863               4,188              1,074                  10
Provision for income taxes                                           33                  66                121                  95
                                                     -----------------------------------------------------------------------------
Income (loss) before extraordinary item                             830               4,122                953                 (85)
Extraordinary loss on extinguishment of debt                          -                   -                560                   -
                                                     -----------------------------------------------------------------------------
Net income (loss) applicable to common stock         $              830  $            4,122 $              393  $              (85)
                                                     =============================================================================
Basic earnings (loss) per share before
   extraordinary item                                $             0.09  $             0.46 $             0.11  $            (0.01)
                                                     =============================================================================
Basic earnings (loss) per share after
   extraordinary item                                $             0.09  $             0.46 $             0.04  $            (0.01)
                                                     =============================================================================
Diluted earnings (loss) per share before
   extraordinary item                                $             0.09  $             0.45 $             0.10  $            (0.01)
                                                     =============================================================================
Diluted earnings (loss) per share after
   extraordinary item                                $             0.09  $             0.45 $             0.04  $            (0.01)
                                                     =============================================================================
Weighted average number of common shares
   outstanding                                                    9,072               8,985              9,058               8,969
Weighted average number of common shares                          9,168               9,240              9,205               8,969
   and common share equivalents outstanding

    The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.
                      Statements of Cash Flows (Unaudited)

                                                                 Quarter Ended                        Nine Months Ended
                                                        October 31,         November 1,        October 31,         November 1,
                                                            1998                1997               1998                1997
                                                     -----------------------------------------------------------------------------
                                                                                    (In thousands)
Cash flows provided by (used in) operating activities
Net income (loss)                                    $              830  $             4122 $              393  $              (85)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                               3,001               2,946              9,050               8,478
      Loss on extinguishment of debt                                  -                   -                560                   -
      Changes in current assets and liabilities:
        Accounts receivable and other assets                         30                 751             (1,006)             (2,285)
        Merchandise inventory                                   (21,109)            (16,017)           (22,181)            (21,872)
        Accounts payable                                         16,371              10,660             17,174              14,512
        Accrued expenses                                          2,194               2,072             (5,588)             (3,491)
        Accrued interest                                          2,799               2,876              3,065               2,805
                                                     -----------------------------------------------------------------------------
      Net changes in current assets and liabilities:                285                 342             (8,536)            (10,331)
        Net change in other noncurrent assets and
          liabilities                                              (275)                 18             (1,370)                 87
                                                     -----------------------------------------------------------------------------
Total adjustments, net                                            3,011               3,306               (296)             (1,766)
                                                     -----------------------------------------------------------------------------
Net cash provided by (used in) operating activities               3,841               7,428                 97              (1,851)
                                                     -----------------------------------------------------------------------------

Cash flows used in investing activities
Capital expenditures                                             (1,882)             (3,829)            (6,930)            (10,570)
                                                     -----------------------------------------------------------------------------
Net cash used in investing activities                            (1,882)             (3,829)            (6,930)            (10,570)
                                                     -----------------------------------------------------------------------------

Cash flows from financing activities
Borrowings under credit facility, net                            (1,599)             (2,826)             6,755              12,143
Sale of common stock                                                                     69                 59                 128
Other financing activities, net                                     (34)                (16)               (76)                (48)
                                                     -----------------------------------------------------------------------------
Net cash provided by (used in) financing activities              (1,633)             (2,773)             6,738              12,223
                                                     -----------------------------------------------------------------------------

Net decrease in cash and cash equivalents                           326                 826                (95)               (198)
Cash and cash equivalents at beginning of period                  1,346               1,268              1,767               2,292
                                                     -----------------------------------------------------------------------------
Cash and cash equivalents at end of period           $            1,672  $            2,094 $            1,672  $            2,094
                                                     =============================================================================
Supplemental disclosure of cash flow information
Cash interest paid during period                     $              820  $              477 $            7,989  $            6,905
                                                     =============================================================================

   The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.

                          Notes to Financial Statements


1. Basis of Presentation

The balance sheet at October 31, 1998 and the statements of operations and cash flows for the quarters and nine months ended October 31, 1998 and November 1, 1997 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended January 30, 1999. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 31, 1998 included in the Company's Annual Report on Form 10-K for such year.

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

4. Revolving Line of Credit

On May 12, 1998, the Company refinanced the indebtedness under its prior credit facility with borrowings under a new secured credit facility with Congress Financial Corporation (the "New Credit Facility") and an $8.0 million unsecured term loan with a bank (the "Unsecured Loan"). The New Credit Facility provides for a revolving line of credit and a letter of credit facility aggregating $60.0 million. The availability of the revolving line of credit and letters of credit under the New Credit Agreement is subject to certain inventory-related borrowing base requirements. The indebtedness under the New Credit Facility bears interest at variable rates based on either LIBOR + 2.25% or the prime rate, and matures in three years. The New Credit Facility contains certain customary covenants (including limitations on indebtedness, liens and restricted payments) but does not contain any financial covenants. The New Credit Facility is secured by the Company's inventory, accounts receivable and certain assets. The Unsecured Loan is a three year term loan that bears interest at a variable rate based on LIBOR. The repayment of the indebtedness under the Unsecured Loan is supported by a letter of credit issued

Loehmann's, Inc.

Notes to Financial Statements


under the New Credit Facility. The Company incurred debt issuance costs and expenses of approximately $0.5 million in connection with the New Credit Facility. The debt issuance costs related to the New Credit Facility are being amortized over the three year term of the New Credit Facility.

The Company's remaining debt issuance costs, approximately $0.6 million, are related to the Company's prior credit facility. Such costs were written off and are reflected in the statement of operations as an extraordinary loss on the extinguishment of debt.

The Company has no derivatives as defined by FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities.

5. Purchase Price in Excess of Net Assets Acquired

A significant asset of the Company is "purchase price in excess of net assets acquired," $38.5 million as of October 31, 1998. This consists of intangible assets acquired in 1988, including trademark and goodwill. As management deemed these intangible assets to be of indefinite lives, they have not been separated on the face of the balance sheet. Based upon a recent appraisal, the Company's trademark was valued at $55.0 million. Using similar valuation methodology, the Company's trademark would have been valued at approximately $47.0 million at the time of acquisition in 1988 and therefore its unamortized balance at October 31, 1998 would have been $35.1 million. Such an allocation would not have had any effect on the financial condition or results of operations for any prior period. The Company's "net tangible assets" at October 31, 1998, as defined by Nasdaq Marketplace Rule 4200 (a)(27) (a rule relating to the listing maintenance standard for the Nasdaq national market), was $6.7 million.

6. Reserve for Store Closings

During the fourth quarter of fiscal 1997, the Company implemented a plan to close ten underperforming stores and set-up a reserve for store closings for $7.1 million. These closures are intended to improve the Company's liquidity and future operating profitability.

For the nine months ended October 31, 1998, $5.6 million was charged to the reserve for store closings consisting of $4.5 million for liquidation of inventory, $0.4 million for lease obligations and $0.7 million for other expenses. The Company anticipates that the remaining balance of the reserve will be used as anticipated.

                                Loehmann's, Inc.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition


Results of Operations--Comparison of the Quarters Ended October 31, 1998 and November 1, 1997

Sales for the quarter ended October 31, 1998 were $112.0 million versus $126.5 million for the comparable period in the prior year, a decrease of $14.5 million or 11.5%. Comparable store sales (stores that were in operation for both periods) decreased by 8.4%. The decrease in net sales was due to lower sales of designer merchandise and career apparel along with unseasonably warm weather.

Gross profit for the quarter ended October 31, 1998 was $37.9 million as compared to $40.5 million for the comparable period last year, a decrease of $2.5 million, or 6.3%. Gross margin increased to 33.9% from 32.0% for the comparable period last year. The improvement in margin percent was primarily a result of the continuing shift in the Company's sales mix toward merchandise, such as men's, accessories, gifts and intimate apparel, with higher average gross margins.

Selling, general and administrative expenses for the quarter ended October 31, 1998 were $30.5 million as compared to $30.1 million during the comparable period last year, an increase of $0.4 million, or 1.3%. As a percentage of net sales, selling, general and administrative expenses were 27.2%, versus 23.8% during the comparable period last year. The increase in selling, general and administrative expenses was primarily due to a $0.6 million aggregate increase in occupancy expenses related to four new stores and six stores expanded during the preceding 52 weeks.

Depreciation and amortization expense for the quarter ended October 31, 1998 was unchanged from the comparable period last year at $2.9 million.

Net interest expense for the quarter ended October 31, 1998 was $3.6 million versus $3.3 million for the comparable period last year, an increase of approximately $0.3 million, or 10.1%. The increase in net interest expense primarily resulted from interest expense incurred on increased average borrowings under the Company's revolving line of credit. (See "--Liquidity and Capital Resources").

For the three months ended October 31, 1998, $0.2 million was charged to the reserve for store closings, consisting of $0.1 million for lease obligations and $0.1 million for other expenses. The Company anticipates that the remaining balance of the reserve will be used as anticipated. (See Note 6 - Reserve for Store Closings.)

                                Loehmann's, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (Continued)


Results of Operations--Comparison of the Nine Months Ended October 31, 1998 and November 1, 1997

Sales for the nine month period ended October 31, 1998 were $319.3 million versus $334.4 million during the comparable period last year, a decrease of $15.1 million, or 4.5%. Comparable store sales (stores that were in operation for both periods) decreased by 3.7%. The decrease in net sales was due to lower sales of designer merchandise and career apparel.

Gross profit for the nine month period ended October 31, 1998 was $106.3 million, as compared to $101.2 million for the comparable period last year, an increase of $5.1 million, or 5.0%. Gross margin increased to 33.3% from 30.3% in the comparable period last year. The improvement in margin percent was primarily a result of lower markdowns and the continuing shift in the Company's sales mix toward merchandise, such as men's, accessories, gifts, and intimate apparel, with higher average gross margins.

Selling, general and administrative expenses for the nine month period ended October 31, 1998 were $85.3 million as compared to $83.3 million during the comparable period last year, an increase of approximately $2.0 million, or 2.4%. As a percentage of net sales, selling, general and administrative expenses were 26.7%, versus 24.9% during the comparable period last year. The increase in selling, general and administrative expenses was due to $3.0 million of additional occupancy expense related to four new stores and six stores expanded during the preceding 52 weeks.

Depreciation and amortization for the nine month period ended October 31, 1998 was $9.1 million as compared to $8.5 million for the comparable period last year, an increase of approximately $0.6 million, or 6.7%.

Net interest expense for the nine month period ended October 31, 1998 was $10.9 million versus $9.4 million for the comparable period last year, an increase of $1.5 million, or 15.9%. The increase in net interest expense primarily resulted from interest expense incurred on increased average borrowings under the Company's revolving line of credit. (See "--Liquidity and Capital Resources").

For the nine months ended October 31, 1998, $5.6 million was charged to the reserve for store closings consisting of $4.5 million for inventory liquidation, $0.4 million for lease obligations and $0.7 million for other expenses. The Company anticipates that the remaining balance of the reserve will be used as anticipated. (See Note 6 - Reserve for Store Closings.)

                                Loehmann's, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (Continued)


Liquidity and Capital Resources

For the first nine months of fiscal year 1998, the Company's primary sources of liquidity were cash generated from operations and borrowings under its revolving credit facility. The Company's primary uses of its cash is to service its indebtedness and to fund capital expenditures.

Net cash provided by operating activities in the third quarter ended October 31, 1998, totaled $3.8 million, of which cash of $3.8 million was provided by operations. Net cash used in investing activities totaled $1.9 million during the quarter ended October 31, 1998. These expenditures were principally related to capital expenditures for leasehold improvements and fixtures primarily associated with the completion of the 1998 new store and expansion program. Net cash used in financing activities was approximately $1.6 million during the quarter ended October 31, 1998, and reflects the decrease in borrowings under the Company's revolving line of credit for the quarter.

Net cash provided by operating activities totaled $0.1 million for the nine months ended October 31, 1998, of which cash of $10.0 million was provided from operations after adding back non-cash charges, offset by the use of net working capital of approximately $9.9 million primarily related to the closing of stores, such amounts were previously accrued. The closing of stores was undertaken in connection with the Company's plan, announced during the fourth quarter of fiscal year 1997, to close ten underperforming stores. Nine stores were closed in the first quarter of fiscal year 1998, and the tenth is in the process of being closed. These closures are intended to improve the Company's liquidity and future operating profitability. Net cash used in investing activities totaled $6.9 million for leasehold improvements and fixtures primarily associated with the completion of the 1998 new store and expansion program. Net cash provided by financing activities was approximately $6.7 million during the nine months ended October 31, 1998, and reflects the proceeds from borrowings under the Company's revolving line of credit.

                                Loehmann's, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (Continued)


On May 12, 1998, the Company refinanced the indebtedness under its existing credit facility with borrowings under the New Credit Facility with Congress Financial and the $8.0 million Unsecured Loan. The New Credit Facility provides for a revolving line of credit and a letter of credit facility aggregating $60.0 million. The Unsecured Loan is supported by a letter of credit issued under the New Credit Facility. The terms of the loans are for three years and do not contain any financial covenants. At October 31, 1998, outstanding borrowings under the New Credit Facility were $40.5 million. The New Credit Facility, together with the cash generated from operations, is expected to be sufficient to satisfy the Company's working capital and capital expenditure requirements over the next twelve months.

Year 2000

The "Year 2000 issue" is caused by the fact that computers read dates as two digit numbers. For example, a computer reads the year "1998" as "98". As a result, in the year 2000, computers may be unable to distinguish between the year 1900 and the year 2000, possibly resulting in computer malfunctions or failures.

The efficient operation of the Company's business is dependent in part on its computer software programs and operating system (collectively, "Programs and Systems"). The Programs and Systems are used in several key areas of the Company's business, including purchasing, inventory management, point-of-sale and financial reporting, as well as in various administrative functions. Certain of the Programs and Systems are maintained by third-party software providers.

The Company is in the process of addressing its exposure to the Year 2000 issue, and as a result of this process, the Company has identified three phases of its Year 2000 project: (i) inventory, (ii) assessment, (iii) remediation and testing. The Company has completed its inventory and assessment of its computer and application software, as well as its non-information technology equipment. Plans for establishing compliance have been developed, which include, among other things: the identification of which non-compliant hardware and software will be upgraded or replaced, the timetable and resources (both internal and external) required to achieve those objectives, and the estimated costs. The Company expects to complete remediation and testing of its Programs and Systems by

                                Loehmann's, Inc.

          Management's Discussion and Analysis of Results of Operations
                       and Financial Condition (Continued)


mid-1999. Approximately 50% of the necessary upgrades have occurred to date. The majority of this work has been performed by third-party software providers, often as part of existing software maintenance agreements.

The Company is in the process of identifying and communicating with its service providers, and financial institutions and suppliers to determine their Year 2000 state of readiness and the extent to which the failure of any of their systems may impact the Company's operations.

Based upon current information, the Company estimates that the costs of addressing the Year 2000 issue have not been material and are expected to continue to be immaterial. The planned expenditures for the Company's Year 2000 project are approximately $0.2 million, of which approximately half has been spent. Although the Company is not currently aware of any material operational issues or costs associated with making its systems Year 2000- compliant, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000 issue.

To date, the Company believes that it is difficult to identify its most reasonably likely worst case Year 2000 scenario. However, a reasonable worst case scenario would be the failure of major third-party software suppliers to finish their upgrades to store systems or financial systems. Continuing failures in these areas could have a material adverse effect on the Company's results of operations. To date, the Company has not established a contingency plan for addressing Year 2000 related issues. Where needed, the Company will establish contingency plans, based on its actual testing experience, to limit to the extent possible, the effect of Year 2000 issues on the Company's results of operations. Any such plans would necessarily be limited to situations which the Company can reasonably be expected to control. The Company expects contingency plans to be in place by July 31, 1999.

The cost of the Company's Year 2000 project and the date on which the Company believes it will complete its Year 2000 modifications are based on management's estimates. Based on the testing done to date, the Company currently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, due to uncertainties inherent in the Year 2000 issue, the Company will develop various courses of action to mitigate the effect of any unforeseen disruptions resulting from failures either by the Company's computer systems, or those of other companies on which the Company's systems and operations rely. Notwithstanding any such contingency plans, if the required modifications and conversions are not made, or are not completed on a timely basis, or the systems of third parties ( i.e. suppliers and financial institutions) with whom the Company relies on directly, or indirectly, to be Year 2000 compliant, are not operational, the Year 2000 issue could have a material adverse effect on the Company's future results of operations.

                                Loehmann's, Inc.


Part II--Other Information

Item 5. Other Information

Certain statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report and in future filings by the Company with the Securities and Exchange Commission, constitute "forward looking statements". Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence or absence of adverse publicity; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital and borrowings; business abilities and judgment of personnel; Year 2000 readiness and related contingencies; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations; construction costs and other factors referenced in this quarterly report.

                                Loehmann's, Inc.


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      27.0  Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                                Loehmann's, Inc.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 15, 1998


                            Loehmann's, Inc.


                            By: /s/ Robert Glass
                                ----------------
                                Robert Glass
                                President, Chief Operating Officer and Director


                            By: /s/ Dennis Hernreich
                                --------------------
                                Dennis Hernreich
                                Vice President Finance, Chief Financial Officer, Treasurer, and Assistant Secretary