Form 10-K/A
period 1998-01-31
LOEHMANNS INC
filed 1999-02-11
CIK 60064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A-2 [^]

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

                                 Commission File
                                 Number 0-28410

                                LOEHMANN'S, INC.
                                ----------------
            (Exact name of registration as specified in its charter)

            Delaware                                             22-2341356
            --------                                             ----------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2500 Halsey Street, Bronx, New York                                10461
-----------------------------------                                -----
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

EXPLANATORY NOTE


THIS AMENDMENT IS BEING FILED TO AMEND AND RESTATE THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IN ITS ENTIRETY.

[^]
PART I.


ITEM 1.  BUSINESS

         Loehmann's, Inc.[^] ("Loehmann's" or the "Company"), founded in 1921 as the "Original Designer Outlet," is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company believes it has developed a unique franchise as the largest national upscale off-price specialty retailer in the industry. The Company's strong brand name, loyal customer base and long-standing relationships with leading designers and vendors of quality merchandise has enabled it to maintain its franchise. The Company's target customers are relatively affluent women between the ages of 30 and 55 who are attracted to designer and other high quality merchandise offered at exceptional values. As of April 28, 1998 the Company operated 69 stores in major metropolitan markets located in 22 states.

Corporate Structure


         Loehmann's is a Delaware corporation with no subsidiaries. As of January 31, 1998, the Company had 25,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), 469,237 shares of Class B common stock, par value $0.01 per share (the "Class B Common Stock"), and 1,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock") authorized, of which 8,976,932 shares of Common Stock and 48,431 shares of Class B Common Stock were issued and outstanding. In addition, as of January 31, 1998, the Company had $131,360,000 of long-term indebtedness outstanding, consisting of $33,771,000 under a revolving credit facility, $95,000,000 aggregate principal amount of 11 7/8% Senior Notes due 2003 (the "Notes"), and $2,589,000 of revenue bonds and notes.


         In anticipation of the Company's initial public offering on May 7, 1996, in order to effect a reincorporation from Maryland to Delaware, Loehmann's Holdings, Inc. ("Holdings"), the Company's predecessor, was merged into the Company (the "Merger"). As a result of the Merger, each share of Holdings common stock and Class B common stock was converted into approximately 0.22 shares of the Company's Common Stock and Class B Common Stock, respectively, and the authorized number of shares of Common Stock was increased to 25,000,000.


         On May 10, 1996, the Company issued and sold 3,572,000 shares of Common Stock in its initial public offering and issued and sold $100 million principal amount of the Notes in a concurrent debt offering, resulting in net proceeds of approximately $155 million to the Company. The proceeds received from these offerings were used to redeem indebtedness and all issued and outstanding shares of the Company's Series A Preferred Stock.

Industry Overview

         WOMEN'S APPAREL

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

         OTHER PRODUCTS


         The men's apparel industry includes tailored apparel (suits, formalwear, slacks, sportcoats and outer wear), sportswear (casual pants, sportshirts, sweaters and jackets) and furnishings (dress shirts, ties, belts, suspenders, underwear, socks, scarves and gloves). Loehmann's offers primarily men's furnishings to its customers.


         The men's furnishings industry is served by a variety of distribution channels including department stores, specialty menswear stores, off-price retailers and catalog retailers. The Company offers primarily designer and brand name men's furnishings, which are generally sold in finer department stores and specialty stores such as Bloomingdale's, Lord & Taylor, Nordstrom, Saks Fifth Avenue and Brooks Brothers.


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

         CAPITALIZE ON LONG-STANDING VENDOR RELATIONSHIPS

         Loehmann's believes that it is uniquely positioned among off-price retailers as a principal choice for well known designers who believe that their prestige will be preserved by having their merchandise offered by Loehmann's because of its high quality image and affluent customer base. Loehmann's long-standing vendor relationships and its ability to sell large quantities of goods have provided the Company with ready access to a wide selection of merchandise, often on a preferential basis. The failure of the Company to maintain its status as a principal choice for well known designers may erode one of Loehmann's key competitive advantages over its competitors, such as off-price retailers. Such an increase in competition could materially and adversely affect the Company's business and results of operations.

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

         The Company has historically used a cyclical markdown policy to reduce prices automatically as goods age. Since the beginning of the current fiscal year, however, this policy has been modified slightly, as the prices of goods that are selling well are no longer automatically reduced at pre-determined time intervals. The purpose of this policy is to improve inventory turnover and minimize the amount of unsold merchandise at the end of the season, while reinforcing the customer's perception of value and enabling the Company to provide the stores with fresh merchandise on a regular basis. In addition, the Company closely monitors prices charged by competitors in each of its markets and adjusts its prices to preserve its pricing advantage.


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

         The Company does not engage in significant forward purchasing and a large portion of its purchasing requirements in any given month intentionally remains unfulfilled at the beginning of the month. This strategy enables the Company to react to fashion trends and changing customer preferences while enhancing the Company's ability to negotiate with its vendors and take advantage of market inefficiencies and opportunities as they may arise. Although the Company has always been able to fulfill its inventory needs, its opportunistic purchasing strategy does not always permit Loehmann's to purchase specific types of goods. For example, certain types of popular merchandise may be unavailable in certain sizes or colors depending on market conditions.

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

         Competitive conditions in the men's furnishings industry are comparable to those in the women's apparel industry. However, as the Company's primary focus is on women's apparel, the Company's men's offerings are limited to such items as shirts, belts and ties. These items are intended to complement women's apparel and are often "impulse" purchases.

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

         Indicated below is a listing of the regions in which the Company operates its stores:

                                                     Percent of
                                 Number of           Fiscal Year
Region                            Stores            1997 Sales (1)
------                            ------            --------------
California .............             17                 26.1%
New York  ..............              9                 23.4
Other Mid-Atlantic .....              7                  9.1
New Jersey .............              6                  9.0
Florida ................              5                  8.5
Midwest ................              7                  5.6
New England ............              5                  5.4
Texas ..................              4                  4.7

Other Southeast ........              5                  4.3
Other West ..........                 4                  3.9
                                  -----                -----
                                     69                100.0%
                                  =====                =====
--------------

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's common stock has been traded on the NASDAQ National Market System since May 7, 1996 under the symbol LOEH. As of April 1, 1998, there were approximately 100 shareholders of record of the Company's common stock. The following table shows the high and low sales price for the Company's common stock for each quarterly period from May 7, 1996, the date of the Company's initial public offering, through January 30, 1998.


Fiscal Quarter Ended                                    High             Low
--------------------                                    ----             ---
August 3, 1996 ................................      $28.125         $18.000
November 2, 1996 ..............................      $30.000         $20.375
February 1, 1997 ..............................      $31.000         $14.625
May 3, 1997 ...................................      $19.500         $ 6.250
August 2, 1997 ................................      $ 8.250         $ 6.000
November 1, 1997 ..............................      $10.125         $ 5.688
January 31, 1998 ..............................      $ 7.875         $ 3.500


         On January 30, 1998, the closing market price of the Company's Common Stock was $3.81. The Company has not paid dividends on its common stock or its Class B Common Stock since inception and does not anticipate paying a cash dividend in the foreseeable future. The Indenture for the Notes and the Company's revolving credit facility contain various covenants which may restrict the payment of cash dividends. On April 1, 1998, the closing market price of the Company's Common Stock was $43/8.


         During fiscal year 1997, 93,846 shares of Common Stock were issued upon conversion of the Company's Class B Common Stock in reliance on Section 3(a)(9) under the United States Securities Act of 1933 (the "Securities Act"). The exemption provided under Section 3(a)(9) was available because the shares of Common Stock were issued by the Company to its existing security holders exclusively, and no commission or other remuneration was paid for soliciting the conversions.


         During fiscal year 1997, the Company issued to its employees 44,500 options to purchase shares of Common Stock in reliance on Section 4(2) under the Securities Act ("Section 4(2)"). These options are exercisable at prices ranging from $6.88 to $15.88. Such options were issued pursuant to the Company's New Stock Incentive Plan and vest over a range of one to five years from the date of grant, provided that the individuals remain in the employ of the Company. Such options expire on the tenth anniversary of the date of grant. The exemption provided under Section 4(2) was available because all of the options were issued to four members of the Company's senior management, each of whom is financially sophisticated and highly experienced in business.

         During fiscal year 1997, the Company issued to its non-employee directors 101,000 options to purchase shares of Common Stock in reliance on
Section 4(2) under the Securities Act. The options are exercisable at prices ranging from $5.75 to $7.0625. Such options were issued pursuant to the Company's Stock Option Plan For Non-Employee Directors and vest over a range of one to three years from the date of grant, provided the optionee remains in service of the Company as a director on such date. Such options expire either on the tenth anniversary of the date of grant, or the expiration of one year from the date the optionee's service with the Company terminates. The exemption provided under Section 4(2) was available because such options were granted to seven of the Company's directors, each of whom is financially sophisticated and highly experienced in business. Consequently, the grantees of the options are "sophisticated investors," and the granting of the options did not involve a public offering within the meaning of Section 4(2).

ITEM 6.  SELECTED FINANCIAL DATA



[^] Selected Financial Data                        [^] 1997         1996         1995         1994         1993
                                                   --------         ----         ----         ----         ----
                                                              (In thousands, except per share amounts)
Net Sales .......................................$    443,310 $    417,758 $    386,090 $    392,606 $    373,443
Net loss applicable to common stock .............$     15,672 $      1,216 $     17,019 $      3,308 $     13,727
Basic net loss per share applicable to
  common stock ..................................$       1.75 $       0.15 $       3.12 $       0.63 $       2.18
Diluted net loss per share applicable to
  common stock ..................................$       1.75 $       0.14 $       3.12 $       0.63 $       2.18
Total Assets ....................................$    189,226 $    176,200 $    163,611 $    178,612 $    177,666
Long-term obligations ...........................$    131,360 $    107,850 $    131,733 $    131,967 $    130,827
Redeemable Series A preferred stock .............          --           -- $     15,279 $     13,223 $     11,421


[^]
[^][^]
Financial Highlights
[^]


                                                                                                       Percent
                                                                     1997               1996             Change
                                                             ------------------  -----------------  -------------
Operating Results
Net Sales ................................................       $443,310,000       $417,758,000          6.1%
Adjusted EBITDA (1).......................................        $18,032,000        $36,828,000        -51.0%
Non-recurring Charge......................................          9,300,000                  0          N/A
Operating (Loss) Income...................................         (2,701,000)        24,980,000          N/A
[^] Net (Loss) Applicable
       to Common Stock....................................        (15,672,000)        (1,216,000)         N/A
Basic Net Loss per Share
      Applicable to Common Stock..........................             ($1.75)            ($0.15)         N/A
Diluted Net Loss per Share
      Applicable to Common Stock..........................             ($1.75)            ($0.14)         N/A


Financial Position
Shareholders Equity.......................................          9,706,000         25,243,000         61.5%
Total Assets .............................................        189,226,000        176,200,000          7.4%
Working Capital ..........................................         27,092,000         22,278,000         21.6%
Number of Stores at End of Period ........................                 76                 73          4.1%
Total Square Footage .....................................          1,492,000          1,279,000         16.7%

[^]--------------------

[^](1) Adjusted EBITDA represents earnings before interest expense, income tax expense, depreciation and a charge for store closings and impairment of assets. Adjusted EBITDA is presented because management believes it is a useful financial indicator used by certain investors and securities analysts to analyze companies on the basis of operating performance. Adjusted EBITDA is not a term defined in generally accepted accounting principles, should not be considered as an alternative to net income, an indicator of the Company's operating performance, or an alternative to the Company's cash flow from operating activities as a measure of liquidity, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The Company understands that while EBITDA is frequently used by securities analysts in the evaluation of companies, Adjusted EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


[^]

[^]

Results of Operations

         The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:


                                                                       Fiscal Year (1)
                                                        --------------------------------------------
                                                            1997           1996           1995
Net sales ............................................     100.0%         100.0%         100.0%
Gross margin .........................................      28.4           31.9       [^] 30.2
Selling, general and administrative expenses .........      25.1           23.0           23.2
Depreciation and amortization ........................       2.6            2.8            3.1
Charge for store closings and impairment of assets ...       1.3             --        [^] 3.0
Operating income .....................................      (0.6)           6.0            0.9
Interest expense, net ................................       2.9            3.2            4.7
Income (loss) before income taxes ....................      (3.5)%          2.8%          (3.8)%
-------------
(1)      Fiscal 1997 and 1996 had 52 weeks, and fiscal 1995 had 53 weeks. Numbers may not total due to rounding.


Fiscal 1997 Compared to Fiscal 1996

         Net sales increased by approximately $25.6 million, or 6.1%, to $443.3 million during fiscal 1997 as compared to $417.8 million during fiscal 1996. Comparable store sales (sales at stores that were in operation for both periods) decreased by 6.8% during fiscal 1997 as compared to fiscal 1996. The increase in reported net sales for fiscal 1997 is the result of sales from new stores, offset by the effect of closed stores and the comparable store sales decrease of 6.8%. The Company opened 7 new stores if fiscal 1997 and 7 new stores in fiscal 1996, and closed 4 stores in fiscal 1997 and 3 stores in fiscal 1996.

         Gross profit decreased by approximately $7.4 million to $125.8 million during fiscal 1997 as compared to $133.1 million for fiscal 1996. Gross margin decreased to 28.4% for fiscal 1997 from 31.9% in the prior fiscal year. The decrease in gross margin is primarily the result of: (i) an increase in markdowns which represents 2.7% of sales (which resulted from inflated inventory levels caused by slow selling women's apparel, primarily designer and bridge lines), and (ii) a one time charge which represents 0.8% of sales, for the planned liquidation of inventory in ten stores to be closed in 1998, and for the planned liquidation of inventory as part of the Company's strategy to reposition its merchandise offerings.

         Selling, general and administrative expenses increased by approximately $15.1 million to $111.4 million during fiscal 1997 as compared to $96.3 million for fiscal 1996. As a percentage of net sales, selling, general and administrative expense increased to 25.1% in fiscal 1997 from 23.0% in the prior year. The dollar increase in selling, general and administrative expenses was primarily related to: (i) $17.4 million in store operating expenses related to 1996 and 1997 new stores including store payroll, occupancy and advertising costs partially offset by (ii) $3.4 million primarily related to store closings. The increase in selling, general and administrative expense as a percentage of sales is primarily the result of higher relative occupancy costs as a percentage of sales for new stores and the comparable store expansions.

         Included in selling, general and administrative expense are bonus payments made to the Company's executive officers. The Company's executives received no bonus payments in fiscal 1997, and were paid an aggregate $942,565 in bonuses in fiscal 1996. Annual bonuses are paid to the Company's executives in accordance with the Company's Performance Incentive Plan, which is described more fully under "Report of Compensation Committee - Annual Bonus Incentives" on page 11 of the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders held on July 30, 1998 (the "Proxy Statement").

         Depreciation and amortization for fiscal 1997 described by approximately $0.4 million to $11.4 million as compared to $11.8 million for the prior fiscal year. The reduction in depreciation and amortization is attributable to: (i) a decrease in amortization of deferred financing fees related to the refinancing of debt associated with the debt offering in fiscal 1996, (ii) an increase in depreciation related to the opening of the seven new stores and the expansion and renovation of eight stores in fiscal 1997, (iii) a lengthening of the estimated depreciable lives of assets for certain stores whose primary lease terms were extended, and (iv) a decrease in depreciation associated with the natural retirement of certain assets.

         In connection with the Company's ongoing strategy to focus on larger, more profitable stores, the Company provided for a charge in the amount of $5.7 million for the closing of ten stores during 1998. This charge consists of the write off of property, plant, and equipment, closing expenses, and costs associated with net lease obligations of $2.1 million, $0.6 million, and $3.0 million, respectively. See Note 9 to the Consolidated Financial Statements.

         Operating (loss) income decreased by $27.7 million to $(2.7) million, or (0.6)% of sales, in fiscal 1997 as compared to $25.0 million, or 6.0% of sales, in fiscal 1996. The decrease in operating income as a percentage of sales from 6.0% to (0.6)% in fiscal 1997 primarily consists of the following: (i) 1.3% related to the charge for store closings, (ii) 2.1% related to selling, general, and administrative expenses primarily resulting from higher occupancy costs as a percentage of sales associated with new and expanded stores, and (iii) 3.5% related to a decrease in gross profit resulting from higher markdowns and the planned liquidation of inventory to reposition its merchandise offerings and for the closing of stores.

         Interest expense decreased by $0.5 million to $12.8 million for fiscal 1997 as compared to $13.4 million for fiscal 1996. The reduction in net interest expense primarily resulted from the effect of the Company's reduction of approximately $30.0 million of senior notes and a reduction of the average interest rate paid on the long term debt by approximately 60 basis points on May 7, 1996, partially offset by interest expense incurred on borrowings under the revolving line of credit. See Note 4 of the Consolidated Financial Statements.

Fiscal 1996 Compared to Fiscal 1995

         Net sales increased by approximately $31.7 million, or 8.2%, to $417.8 million during fiscal 1996 as compared to $386.1 million during fiscal 1995. The reporting period for fiscal 1996 was comprised of 52 weeks while fiscal 1995 had 53 weeks. For the comparable 52 week period, sales increased 9.3%. Comparable store sales (sales at stores that were in operation for both periods) increased by 1.6% during fiscal 1996 as compared to fiscal 1995 on a 52 week basis. The increase in reported net sales for fiscal 1996 was a result of the comparable store increase of 1.6%, plus sales from new stores offset by the effect of closed stores and the effect of the fifty third week of fiscal 1995. The Company closed 11 stores in fiscal 1995 and 3 stores in fiscal 1996, two of which were replaced by new stores.

         Gross profit increased by approximately [^] $16.5 million to $133.1 million during fiscal 1996 as compared to [^] $116.6 million for fiscal 1995. Gross margin increased to 31.9% for fiscal 1996 from [^] 30.2% in the prior fiscal year. The increase in margin was primarily a result of (i) a charge of $3.6 million taken in fiscal 1995 related to store closings, (ii) a continuing shift in the Company's sales mix towards merchandise with a higher average gross margin [^], and (iii) a reduction of markdowns as a percentage of sales.

         Selling, general and administrative expenses increased by approximately $6.8 million to $96.3 million during fiscal 1996 as compared to $89.5 million for fiscal 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 23.0% in fiscal 1996 from 23.2% in the prior year. The dollar increase in selling, general and administrative expenses was related to: (i) $1.7 million of pre-opening expenses associated with the seven new stores opened in fiscal 1996; (ii) $3.7 million in store operating expenses primarily related to new stores including occupancy and advertising costs and (iii) $2.3 million primarily due to the Company's continued investment in corporate infrastructure to support the new store program partially offset by $0.9 million primarily related to cost recoveries associated with occupancy expense.

         Included in selling, general and administrative expense are bonus payments made to the Company's executive officers under the Company's Performance Incentive Plan. The Company's executives received an aggregate $942,565 in bonuses in fiscal 1996, and an aggregate $287,500 in bonus payments in fiscal 1995. Bonuses were paid to the Company's executives in fiscal 1995 despite the Company's posting of a net loss before taxes in such year, because the net loss was largely caused by a special charge for closing stores, and the Company's Adjusted EBITDA (which is defined under "Financial Highlights" in Item 6 above) in such year was $30,716,000.

         Depreciation and amortization for fiscal 1996 decreased by approximately $0.3 million to $11.8 million as compared to $12.1 million for the prior fiscal year. The reduction in depreciation and amortization is attributable to the closing of 11 stores in fiscal 1995, the effect of a $4.95 million asset impairment charge recorded in fiscal 1995, along with a reduction in amortization expense resulting from the refinancing of debt associated with the debt offering. See Note 3 to the Consolidated Financial Statements. This was partially offset by additional depreciation associated with capital expenditures in fiscal 1996 related to the opening of the seven new stores and renovations of the Company's existing store base.

         Operating income increased by $21.7 million to $25.0 million for fiscal 1996 as compared to $3.3 million for fiscal 1995. Before the charges for store closings and impairment of assets in fiscal 1995, operating income increased by approximately $6.4 million to $25.0 million for fiscal 1996 from $18.6 million for fiscal 1995. As a percentage of net sales, operating income before the charges for store closings and impairment of assets increased to 6.0% from 4.8%. The increase in operating income, before the charge for store closings and impairment of assets, is primarily a result of new store contribution.

         Interest expense decreased by $4.8 million to $13.4 million for fiscal 1996 as compared to $18.2 million for fiscal 1995. The reduction in net interest expense primarily resulted from the Company's reduction of approximately $30.0 million of senior notes and a reduction of the average interest rate paid on the senior notes by approximately 60 basis points, partially offset by interest expense incurred on borrowings under the revolving line of credit. In May 1996, the Company redeemed its 10-1/2% Senior Secured Notes and 13-3/4% Senior Subordinated Notes totaling $130.0 million face value and issued $100.0 million face value of 11-7/8% Senior Notes (the "Redemption"). Additionally, the reduction in net interest expense resulted from an increase in interest income earned on invested cash and $0.6 million interest capitalized on fixed asset additions. As a result of the Redemption, the Company incurred approximately $4.7 million in extraordinary losses on the early extinguishment of debt and $2.0 million in losses from the write-off of related deferred financing costs associated with such indebtedness.

         In fiscal 1996, the Company utilized approximately $5.0 million of tax net operating losses. See Note 2 of the Consolidated Financial Statements.

Quarterly Results and Seasonality

         While the Company's net sales do not show significant seasonal variation, the Company's operating income has traditionally been significantly higher in its first and third fiscal quarters. The Company believes that its merchandise is purchased primarily by women who are buying for their own wardrobes rather than as gifts. As a result, the Company does not experience increases in net sales during the Christmas shopping season. Results of operations during the second and fourth quarters are traditionally impacted by end of season clearance events. In addition, fourth quarter results of operations can be affected by employee performance bonuses, because although bonuses are accrued throughout the fiscal year and are estimated on a quarterly basis, bonus amounts are not definitively known until year-end goals are achieved.

         The following table sets forth certain unaudited operating data for the Company's eight fiscal quarters ended January 31, 1998. The unaudited quarterly information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown.

                                                 Fiscal 1996                                        Fiscal 1997
                               -----------------------------------------------------------------------------------------------------
                                 First       Second       Third        Fourth       First       Second       Third        Fourth
                                Quarter     Quarter      Quarter      Quarter      Quarter      Quarter     Quarter      Quarter
                                                             (In thousands, except per share data)
                                                                                    Unaudited
Statement of operations data
Net sales .....................$   104,120 $    90,652 $    114,393 $    108,593 $    112,595 $     95,292 $   126,495 $    108,928
Gross profit ..................     33,734      28,100       37,349       33,938       35,106       25,621      40,465       24,570
Selling, general and
   administrative expenses (1).     23,885      20,802       25,528       26,078       28,868       24,393      30,053       28,056
Depreciation and amortization..      3,148       2,899        2,845        2,956        2,864        2,668       2,946        2,955
Non-recurring charge...........          -           -            -            -            -            -           -        5,660
Operating income (loss) .......      6,702       4,399        8,976        4,903        3,374       (1,440)      7,466      (12,101)
Interest expense ..............      4,231       3,759        2,698        2,673        2,972        3,140       3,278        3,455
Income (loss) before
   extraordinary item .........      2,421         630        6,274        2,228          380       (4,587)      4,122      (15,587)
Extraordinary loss for early
   retirement of debt .........          -       7,101            -            -            -            -           -            -
Net income (loss) .............$     1,835 $   (11,553)$      6,274 $      2,228 $        380 $     (4,587)$     4,122 $    (15,587)
Basic earnings (loss) per share
   before extraordinary item...$      0.35 $     (0.51)$       0.71 $       0.25 $       0.04 $      (0.51)$      0.46 $      (1.73)
Basic earnings (loss) per share
   after extraordinary item....$      0.35 $     (1.33)$       0.71 $       0.25 $       0.04 $      (0.51)$      0.46 $      (1.73)
Diluted earnings (loss) per
   share before extraordinary
   item........................$      0.31 $     (0.51)$       0.66 $       0.23 $       0.04 $      (0.51)$      0.45 $      (1.73)
Diluted earnings (loss) per
   share after extraordinary
   item........................$      0.31 $     (1.33)$       0.66 $       0.23 $       0.04 $      (0.51)$      0.45 $      (1.73)

-----------------
(1)      Reflects income of $0.5 million of occupancy-related cost recovery items in the fourth quarter of fiscal 1996.

Liquidity and Capital Resources

         Historically, the Company has used cash to service its indebtedness and to fund capital expenditures. The Company's primary sources of liquidity are cash generated from operations and borrowings under its revolving credit facility (the "Credit Facility").


         Net cash used in operating activities totaled $7.5 million for fiscal 1997 of which $9.2 million was for an increase in inventory related primarily to the opening of seven new stores and the expansion of eight comparable stores during the year. These new and expanded stores carry a larger selection of women's apparel. Such stores carry approximately double the store inventory carried by the average Loehmann's store, and also require increased reserve inventory levels. In addition, the merchandise inventory at January 31, 1998 included inventory at 10 stores which were planned to be closed by March 1998. Net cash used in investing activities was $16.7 million in fiscal 1997, principally related to the new store and expansion store activity during the year. Net cash used for operating and investing activities was financed primarily by the increase in borrowings of $23.6 million under the [^] Credit Facility.


         The Company's outstanding long-term indebtedness as at January 31, 1998, February 1, 1997, and February 3, 1996, was $131.36 million, $107.85 million, and $131.733 million, respectively. Interest expense decreased by $0.5 million, to $12.8 million, for fiscal

1997, as compared to $13.4 million for fiscal 1996. The reduction in net interest expense primarily resulted from the effect of the Company's reduction of approximately $30.0 million of indebtedness following the Company's initial public offering in May 1996 and an approximate 60 basis point reduction, on May 7, 1996, of the average interest rate paid on the long term debt, partially offset by interest expense incurred on borrowings under the Credit Facility.


         On May 10, 1996 the Company sold 3,572,000 shares of Common Stock and $100.0 million principal amount of the Notes in public offerings. The net proceeds received from such offerings were used to (i) redeem in full $54.1 million of the Company's 10-1/2% Senior Secured Notes, at a redemption price of 103.5%, (ii) redeem in full $77.55 million of the Company's 13-3/4% Senior Subordinated Notes at a redemption price of 101.0%, and (iii) redeem all issued and outstanding shares of the Company's Series A Preferred Stock at its liquidation price of $0.56 per share. In addition, in fiscal 1997, the Company made principal payments of $70,000 on its long-term indebtedness.


         In February 1998, the Company amended [^] the Credit Facility to provide for: (i) the elimination of all financial covenants [^], (ii) an increase in the Credit Facility to $50.0 million, and (iii) an extension of the term of the Credit Facility to June 2001. [^] At January 31, 1998, outstanding borrowings under the Credit Facility were approximately $33.8 million. See Note 4 of the Consolidated Financial Statements.


         In fiscal 1998, the Company's material commitments will include servicing its indebtedness (primarily interest on the Credit Facility and the Notes) and capital expenditures. Because indebtedness under the Credit Facility bears interest at floating rates based on LIBOR, the Company's debt service costs in fiscal 1998 will fluctuate. However, assuming that interest rates remain constant, the Company expects that: (i) its total debt service costs in fiscal 1998 will be somewhat greater than the $12.8 million in fiscal 1997 due to the Company's increased debt levels, and (ii) the amount of principal reduction in fiscal 1998 will remain approximately $70,000. The Company has reduced its capital expenditure requirements for fiscal 1998 to $9.0 million by decreasing its new store and comparable store expansion program, and has put special emphasis toward inventory management in order to maintain control over markdown requirements during fiscal 1998. Although no assurances can be given, the Company anticipates that these programs will improve the Company's cash flow. The Company believes that cash generated from operations together with funds available under the Credit Facility will be sufficient to satisfy its cash requirements in fiscal 1998. [^] Although the Company fully anticipates that it will be able to continue meeting its obligations as they come due beyond fiscal 1998, the Company's ability to do so will depend on its ability to successfully implement its business plans, general economic and business conditions, and the other factors noted in "Special Note Regarding Forward Looking Statements."


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Stockholders
Loehmann's, Inc.

         We have audited the accompanying consolidated balance sheets of Loehmann's Inc. as of January 31, 1998[^] and February 1, 1997, and the related consolidated statements of operations, changes in common stockholders' equity (deficit) and cash flows for the fiscal years ended January 31, 1998, February 1, 1997[^] and February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loehmann's Inc. at January 31, 1998 and February 1, 1997, and the consolidated results of its operations and cash flows for the fiscal years ended January 31, 1998, February 1, 1997[^] and February 3, 1996 in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP

New York, New York
March 6, 1998
--------------------------------------------------------------------------------

Consolidated Balance Sheets
Loehmann's, Inc.

                                                                           January 31,         February 1,
                                                                              1998                1997
                                                                      -------------------- -------------------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Assets
Current Assets:
         Cash and cash equivalents...................................          $    1,767          $    2,292
         Accounts receivable and other assets........................               5,575               4,400
         Merchandise inventory.......................................              67,521              58,304

Total current assets.................................................              74,863              64,996

Property, equipment and leaseholds, net..............................              71,612              66,515
Deferred debt issuance costs and other assets, net...................               3,228               3,870
Purchase price in excess of net assets acquired, net.................              39,523              40,819
                                                                      -------------------- -------------------
Total assets.........................................................          $  189,226          $  176,200
                                                                      -------------------- -------------------
Liabilities and common stockholders' equity

Current liabilities:
         Accounts payable............................................          $   21,570          $   19,634
         Accrued expenses............................................          [^] 11,732              13,262
         Accrued interest............................................               2,496               2,530
         Customer merchandise credits................................               4,710               7,212
         Reserve for store closings..................................               7,190                  10
         Current portion of long-term debt...........................                  73                  70

Total current liabilities............................................              47,771              42,718

Long-term debt:
         Revolving line of credit....................................              33,771              10,188
         117/8% senior notes.........................................              95,000              95,000
         Revenue bonds and notes.....................................               2,589               2,662

Total long-term debt.................................................             131,360             107,850
Other noncurrent liabilities.........................................                 389                 389
Common stockholders' equity:
         Common stock, 25,000,000 shares authorized; 8,976,932
           and 8,756,739 shares issued and outstanding at
           January 31, 1998, and February 1, 1997, respectively......                  89                  87

         Class B convertible common stock, 469,237 shares
           authorized, 48,431 and 142,277 at January 31, 1998,
           and February 1, 1997, respectively........................                 244                 713
         Additional paid-in capital..................................              81,597              80,995
         Accumulated deficit.........................................             (72,224)            (56,552)



Total common stockholders' equity....................................               9,706              25,243
                                                                      -------------------- -------------------
Total liabilities and common stockholders' equity....................          $  189,226          $  176,200
                                                                      ==================== ===================
-------------
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
Loehmann's, Inc.

                                                                                       Fiscal year ended
                                                                      --------------------------------------------------
                                                                        January 31,      February 1,      February 3,
                                                                           1998             1997             1996
                                                                      ---------------- ---------------- ----------------
                                                                            (in thousands, except per share data)
Net Sales............................................................ $       443,310  $       417,758  $       386,090
Cost of sales........................................................         317,548          284,637      [^] 269,489

Gross profit.........................................................         125,762          133,121      [^] 116,601
Selling, general and administrative expenses.........................         111,370           96,293           89,485
Depreciation and amortization........................................          11,433           11,848           12,120
Charge for store closings and impairment assets......................           5,660               --           15,300

Operating income.....................................................          (2,701)          24,980            3,296
Interest expense, net................................................          12,845           13,361           18,153

Income (loss) before income taxes....................................         (15,546)          11,619          (14,857)
Provision for income taxes...........................................             126               66              106

Income (loss) before extraordinary item..............................         (15,672)          11,553          (14,963)
Extraordinary loss on early extinguishment of debt (net of tax)......              --            7,101               --

Net income (loss)....................................................         (15,672)           4,452          (14,963)
Stock dividends on and normal and accelerated accretion of
preferred stock......................................................              --            5,668            2,056

Net loss applicable to common stock.................................. $       (15,672) $        (1,216) $       (17,019)

Earnings per share:
Basic (loss) earnings per share before extraordinary item............ $         (1.75) $          0.74  $         (3.12)
Extraordinary Item................................................... $            --  $         (0.89) $            --
                                                                      ---------------- ---------------- ----------------
Basic (loss) per share after extraordinary item...................... $         (1.75) $         (0.15) $         (3.12)
                                                                      ================ ================ ================
Diluted (loss) earnings per share before extraordinary item.......... $         (1.75) $          0.69  $         (3.12)
Extraordinary Item................................................... $            --  $         (0.83) $            --
                                                                      ---------------  ---------------  ---------------
Diluted (loss) per share after extraordinary item.................... $         (1.75) $         (0.14) $         (3.12)
                                                                      ===============  ===============  ===============

Weighted average number of common shares outstanding.................           8,961            7,901            5,463

Weighted average number of common shares and common share
equivalents outstanding..............................................           8,961            8,529            5,463
                                                                      ---------------  ---------------  ---------------
-------------
The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Changes in Common Stockholders' Equity (Deficit) Loehmann's, Inc.

                                                                         Class B
                                            Common Stock               Common Stock
                                     ------------------------------------------------------  Additional
                                         Number                     Number                    Paid-in     Accumulated
(In thousands, except share amounts)   of Shares      Amount      of Shares       Amount      Capital       Deficit       Totals
                                     -------------- ----------- -------------- ----------- ------------- ------------- -------------
Balances as of January 28, 1995......    4,704,089  $       47       469,237   $    2,352  $     23,636  $   (38,317)  $   (12,282)
Stock options earned.................           --          --            --           --           199           --           199
Exercise of stock options............       21,331          --            --           --            22           --            22
Net loss for the fiscal year
   ended February 3, 1996............           --          --            --           --            --      (14,963)      (14,963)
Dividend on and accretion of
   preferred stock...................           --          --            --           --            --       (2,056)       (2,056)

Balances as of February 3, 1996......    4,725,420          47       469,237        2,352        23,857      (55,336)      (29,080)
Issuance of common stock.............    3,572,000          36            --           --        55,343           --        55,379
Exercise of stock options............      132,359           1            --           --           159           --           160
Conversion of Class B common stock...      326,960           3      (326,960)      (1,639)        1,636           --            --
Net income for the fiscal year
   ended February 1, 1997............           --          --            --           --            --        4,452         4,452
Dividend on and accretion of
   preferred stock...................           --          --            --           --            --       (5,668)       (5,668)
Balances as of February 1, 1997......    8,756,739          87       142,277          713        80,995      (56,552)       25,243
Exercise of stock options............      126,347           1            --           --           134           --           135
Conversion of Class B common stock...       93,846           1       (93,846)        (469)          468           --            --

Net loss for the fiscal year ended
   January 31, 1998..................           --          --            --           --            --      (15,672)      (15,672)
                                     -------------- ----------- -------------- ----------- ------------- ------------- -------------

Balances as of January 31, 1998          8,976,932  $       89        48,431   $      244  $     81,597  $   (72,224)  $     9,706

-------------
The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows
Loehmann's, Inc.

                                                                                           Fiscal year ended
                                                                          --------------------------------------------------
                                                                            January 31,      February 1,      February 3,
                                                                               1998             1997             1996
                                                                          ---------------  ---------------- ----------------
                                                                                             (in thousands)
Cash flows from operating activities
Net income (loss)........................................................ $       (15,672) $          4,452 $        (14,963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                  Depreciation and amortization..........................          11,433            11,848           12,120
                  Accretion of 10 1/2% senior secured notes..............              --               510            1,328
                  Charges for [^] impairment of assets [^] related to
                  store closings.........................................           2,110                --           10,538
                  Loss on early retirement of 10 1/2% senior secured
                  notes and
                           13 3/4% senior subordinated notes.............              --             7,101               --
                  Changes in assets and liabilities:
                           Accounts receivable and other assets..........          (1,175)           (2,678)             678
                           Merchandise inventory.........................          (9,217)          (14,583)             417
                           Accounts payable..............................           1,936            (1,840)            (276)
                           Accrued expenses..............................       [^](1,530)            3,060             (985)
                           Customer merchandise credits..................          (2,502)            1,150              537
                           Reserve for store closings....................           7,180              (435)             445
                           Accrued interest..............................             (34)           (4,507)             250
                                                                          ---------------  ---------------- ----------------
Net change in current assets and liabilities.............................       [^](5,342)          (19,833)           1,066
Net change in other noncurrent assets and liabilities....................             (15)              549             (627)

Total adjustments........................................................           8,186               175           24,425
                                                                          ---------------  ---------------- ----------------
Net cash (used in) provided by operations                                          (7,486)            4,627            9,462

Cash flows from investing activities
Capital expenditures.....................................................         (16,687)          (16,037)          (8,130)
Net cash used in investing activities....................................         (16,687)          (16,037)          (8,130)

Cash flows from financing activities
Borrowings on revolving credit facilities................................          23,583            10,188               --
Redemption of 10 1/2% senior secured notes...............................                           (55,905)          (1,584)
Redemption of 13 3/4% senior subordinated notes..........................                           (78,325)              --
Redemption of 117/8% senior notes........................................                            (5,165)              --
Sale of 117/8% senior notes, net of issuance costs.......................                            95,863               --
Redemption of Series A Preferred Stock...................................                           (20,947)              --
Sale of common stock.....................................................             135            55,379               --
Other financing activities, net..........................................             (70)              102              (58)
                                                                          ---------------  ---------------- ----------------
Net cash provided by (used in) financing activities......................          23,648             1,190           (1,642)
                                                                          ---------------  ---------------- ----------------
Net (decrease) increase in cash and cash equivalents.....................            (525)          (10,220)            (310)
Cash and cash equivalents at beginning of period......................... $         2,292  $         12,512 $         12,822

Cash and cash equivalents at end of period............................... $         1,767  $          2,292 $         12,512
                                                                          ---------------  ---------------- ----------------



Supplemental disclosure of cash flow information
Cash paid during the fiscal year for interest............................ $        13,212  $         18,807 $         16,845
Cash paid during the fiscal year for income taxes........................ $           233  $            218 $            103
                                                                          ---------------  ---------------- ----------------
-------------
The accompanying notes are an integral part of these consolidated financial statements.


Notes to Consolidated Financial Statements
Loehmann's, Inc.

1.  Summary of Significant Accounting Policies

Organization

         Effective May 7, 1996, the Company effected a reincorporation from Maryland, to Delaware by Loehmann's Holdings, Inc. ("Holdings"), the Company's predecessor, merging into the Company (the "Merger"). As a result of the Merger, each share of Holdings common stock and Class B common stock was converted into approximately 0.22 shares of the Company's common and Class B common and the authorized number of common was changed to 25,000,000. Accordingly, the financial information appearing herein (including all share and per share data) reflects the retroactive application of the Merger.

Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany items have been eliminated.

Fiscal Year

         The Company follows the standard fiscal year of the retail industry which is a 52 or 53 week period ending on Saturday closest to January 31. Fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 had 52 weeks, 52 weeks and 53 weeks, respectively.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

         The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents.

Merchandise Inventory

         Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method. However, certain warehoused inventory that is not available for sale is valued on a specific cost basis. The merchandise inventory valued on a specific cost basis at January 31, 1998 and February 1, 1997 was $20.1 million and $11.9 million, respectively.

Revenue Recognition


         The Company records revenue at the point of sale to its customers at its retail stores.


Advertising Expense

         The cost of advertising is expensed as incurred. Advertising costs were $15.4 million, $14.8 million and $13.0 million during fiscal years 1997, 1996 and 1995, respectively.

Depreciation and Amortization

         Building and furniture, fixtures and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold interests represent the beneficial value of operating leases as determined by an independent appraisal of the individual leases at the date such leases were acquired by the Company and such amounts are amortized on a straight-line basis over the related lease term.

         Leasehold improvements are amortized on a straight-line basis over the shorter of the related lease terms or their useful life.

Pre-opening Costs

         [^] The Company's costs incurred in connection with the opening of new stores are expensed in the fiscal quarter in which the store opens. Due to the nature of the Company's store openings, the majority of such expenditures are made within the quarter the store opens. As a result, the Company believes that Statement of Position ("SOP") 98-5 will have no material impact on the timing of expense recognition. In fiscal 1997 and 1996 the Company incurred $1.3 million and $1.7 million respectively in pre-opening costs. No pre-opening costs were incurred in fiscal 1995.


Purchase Price in Excess of Net Assets Acquired, Net

         The purchase price in excess of identifiable net assets acquired is being amortized on a straight-line basis over 40 years. Amortization for fiscal years 1997, 1996 and 1995 amounted to $1.3 million annually. Accumulated amortization at January 31, 1998 and February 1, 1997 was $12.2 million and $10.9 million, respectively.

Class B Common Stock

         Each share of Class B Common Stock is convertible into one share of Common Stock, subject to adjustment at any time. During fiscal 1997, approximately 93,846 shares of Class B Common Stock were converted. The Company's various credit agreements prohibit or restrict any such repurchase.

Capitalized Interest

         Interest on borrowed funds is capitalized during construction of property and is amortized on a straightline basis over the depreciable lives of the related assets. Interest of $397,000 and $640,000 was capitalized during fiscal 1997 and fiscal 1996, respectively. Interest capitalized during fiscal 1995 was not material.

Deferred Debt Issuance Costs

         Deferred debt issuance costs are amortized over the terms of the related debt agreements. Deferred debt issuance costs were $4.2 million at January 31, 1998 and $4.1 million at February 1, 1997. Amortization expenses for fiscal years 1997, 1996, and 1995 amounted to $0.6 million, $0.8 million and $1.2 million, respectively. Total accumulated amortization at January 31, 1998 and February 1, 1997 amounted to $1.1 million and $0.5 million respectively.

Income Taxes

         Income taxes are provided using the liability method.

Net Loss Per Share of Common Stock

         Basic EPS is determined by dividing net income/loss (after deducting dividends on and accretion of preferred stock) by the weighted average number of Common and Class B Common shares outstanding during the period. Diluted EPS is determined by dividing net income/loss (after deducting dividends on and accretion of preferred stock) by the weighted average number of Common and Class B Common shares and common stock equivalents outstanding during the period. Outstanding options to purchase Common Stock were not considered in the calculation of Diluted EPS for fiscal 1997 and fiscal 1995, as their effects were antidilutive.

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements (see Note 6). The adoption of Financial Accounting Standards Board Statement No. 128 did not have a material adverse effect upon the Company's financial statements.

Other Comments


         Certain items in fiscal 1995 have been reclassified to present them on a basis consistent with fiscal 1997.


2.  Income Taxes

         The Company's provision for income taxes primarily represents state and local minimum and alternative minimum taxes.

         Significant components of deferred tax liabilities and assets are as follows:

                                                                    January 31,        February 1,
                                                                       1998               1997
                                                                 -----------------  -----------------
                                                                            (In thousands)
Deferred tax assets:
         Net operating loss carryforwards .....................  $          12,251  $           8,146
         Excess book depreciation and amortization ............              4,365              6,037
         Store closing reserve.................................              3,643                  4
         Compensation .........................................                 --                925
         Capitalization of inventory expenses .................                711                617
         Other, net ...........................................                996                429
Total deferred tax assets .....................................             21,966             16,158
Deferred tax liabilities ......................................               (269)              (205)
Net deferred tax assets .......................................             21,696             15,953
Less valuation allowance ......................................            (21,696)           (15,953)
                                                                 $              --  $              --
                                                                 -----------------  -----------------

Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate application to earnings before income taxes:


                                                               January 31,         February 1,         February 3,
                                                                  1998                1997                1996
                                                           -------------------  ------------------  ------------------
Statutory tax rate ......................................                35.0%               35.0%               35.0%
Tax effect of extraordinary item ........................                  --               (21.4)                 --
Utilization of net operating loss carry forward .........                  --               (17.8)%                --
Valuation allowance adjustment ..........................               (32.4)                --                (31.9)
Goodwill ................................................                (3.0)                3.9                (3.2)
Other, net...............................................                (0.4)                0.9                (0.6)
Effective tax rate ......................................                (0.8)%               0.6%               (0.7)%

         At January 31, 1998, the Company had net operating loss carryforwards of approximately $31.3 million and $24.5 million for regular and alternative minimum tax purposes, respectively. Net operating losses [^] expire in [^] the years 2003 through 2012.


3.  Equity and Debt Offering

         On May 10, 1996, the Company sold 3,572,000 shares of Common Stock and $100.0 million principal amount of 11-7/8% Senior Notes due 2003 (the "Senior Notes"). The net proceeds received from such offerings (the "Offerings") were used (i) to redeem in full the Company's 10-1/2% Senior Secured Notes, at a redemption price of 103.5%, (ii) to redeem in full the Company's 13-3/4% Senior Subordinated Notes at a redemption price of 101.0%, and (iii) to redeem all issued and outstanding shares of the Company's Series A Preferred Stock at its liquidation price of $0.56 per share (collectively, the "Existing Obligations").

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

4.  Long-term Debt

         The Company's long-term debt consists of:

                                                                    January 31,        February 1,
                                                                       1998               1997
                                                                 -----------------  -----------------
                                                                            (In thousands)
Revolving line of Credit(a) ...................................          $  33,771          $  10,188
117/8 senior notes, due 2003(b)................................             95,000             95,000
9 1/2% New York City Industrial Development
  Agency revenue bonds, due 2004...............................              2,250              2,250
5 1/2% City of New York note due in varying
  installments to 2004.........................................                412                482
                                                                 -----------------  -----------------
                                                                           131,433            107,920
Less current maturities........................................                 73                 70
                                                                 -----------------  -----------------
Long-term debt.................................................           $131,360           $107,850
                                                                 -----------------  -----------------

---------------
(a) In February 1998, the Company amended its credit agreement with its bank (the "Credit Facility") to provide for: (i) the elimination of all financial covenants under the Credit Facility, (ii) an extension of the term of the Credit Facility to June 2001, and (iii) an increase in the Credit Facility to $50.0 million with interest at either the Bank's prime rate plus 0.75%, or LIBOR plus 2.2% at the Company's option. The Credit Facility is subject to certain borrowing base limitations, and imposes certain other limitations on the Company. The Credit Facility is secured by substantially all of the Company's assets and is not subject to scheduled repayments, except upon maturity. At January 31, 1998, the Company's outstanding amounts under letters of credit were $1,719,563.

(b) Interest is payable semiannually on May 15 and November 15 in each year. The Company is entitled to redeem the Notes commencing May 15, 2000 at redemption prices of 105.938%, 102.969% and 100% of the principal amount during 2000, 2001 and 2002, respectively.

                  The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, transfer or sell assets, pay dividends or make certain other restricted payments, incur liens, enter into certain transactions with affiliates or consummate certain mergers, consolidations or sales of all or substantially all of its assets. In addition, subject to certain conditions, the Company is obligated to make offers to repurchase the Senior Notes with the net proceeds of certain asset sales. These covenants are subject to certain exceptions and qualifications.

                  Based on a quoted market price of 104.4%, the fair value of the 11 7/8 senior notes outstanding at January 31, 1998 approximated $99.1 million.

                  During the second quarter of 1996, the Company purchased and retired $5.0 million face amount of the 117/8% senior notes on the open market incurring an extraordinary loss of approximately $365,000 in connection with this purchase.

5.  Property, Equipment and Leaseholds, Net

         Property, equipment and leaseholds are recorded at cost less accumulated depreciation and amortization. The components of property, equipment and leaseholds are as follows:

                                                             Useful         January 31,        February 1,
                                                              Lives             1998              1997
                                                         --------------  ------------------  ----------------
                                                           (In years)           (In thousands)
Building ...............................................        20                 $  7,879          $  7,879
Furniture, fixtures and equipment ......................       3-8                   44,246            35,835
Leasehold interests(a)..................................      5-29                   45,853            51,781
Leasehold improvements .................................      5-29                   33,332            28,675
Total property, equipment and leaseholds................                            131,010           124,170
Accumulated depreciation and amortization...............                            (59,698)          (57,655)
Property, equipment and leaseholds, net.................                           $ 71,612          $ 66,515


(a) "Leasehold interests" represent the allocation to the Company's leases of the excess of the purchase price of the assets acquired in the leveraged buy-out that took place in 1988 over the net book value of such assets.

6.  Earnings Per Share

         The following table sets forth the computation of basic and diluted
(loss) earnings per share:


                                                               Fiscal 1997      Fiscal 1996      Fiscal 1995
                                                             ---------------- ---------------- ----------------
Numerator
Net operating (loss) income................................. $       (15,672) $         11,553 $      (14,963)
Preferred stock dividends on and normal and
         accelerated accretion..............................               --            5,668           2,056
Numerator for basic and diluted (loss) earnings
         per share before extraordinary item................         (15,672)            5,885        (17,019)
Extraordinary item..........................................               --            7,101              --
Numerator for basic and diluted (loss) per share
         after extraordinary item...........................         (15,672)          (1,216)        (17,019)

Denominator
Denominator for basic (loss) earnings per share
         -- weighted average shares.........................            8,961            7,901           5,463
Effect of dilutive securities:
         Employee stock options.............................               --              628              --
         Dilutive potential common shares...................               --              628              --
Denominator for diluted (loss) earnings per
         share -- adjusted weighted average shares
         and assumed conversions............................ $          8,961 $          8,529 $         5,463
Basic (loss) earnings per share before
         extraordinary item................................. $         (1.75) $           0.74 $        (3.12)
Extraordinary Item.......................................... $             -- $         (0.89) $            --

Basic (loss) per share after extraordinary item............. $         (1.75) $         (0.15) $        (3.12)
Diluted (loss) earnings per share before
         extraordinary item................................. $         (1.75) $           0.69 $        (3.12)
Extraordinary Item.......................................... $             -- $         (0.83) $            --

Diluted (loss) per share after extraordinary item........... $         (1.75) $         (0.14) $        (3.12)


7.  Stock Option Plans

         On September 30, 1988, the Company adopted the Loehmann's Holdings, Inc. 1988 Stock Option Plan, as amended on April 2, 1992, pursuant to which a committee appointed by the Board of Directors is authorized to grant options to purchase up to 1,077,010 shares of Common Stock to key employees and directors. On May 7, 1996, the Company adopted the Loehmann's, Inc. New Stock Incentive Plan (the "New Stock Option Plan") as amended on June 19, 1997. A maximum of 646,892 shares of Common Stock may be delivered by the Company pursuant to options or other awards authorized by a committee appointed by the Board of Directors. On June 19, 1997, the Company adopted the Loehmann's, Inc. Director's Stock Option Plan. A maximum of 250,000 shares of Common Stock may be delivered by the Company pursuant to options or other awards authorized by a committee appointed by the Board of Directors.

         The following information pertains to the Company's stock option plans:


                                           January 31,                 February 1,                  February 3,
                                              1998                        1997                         1996
                                   --------------------------- ---------------------------- ---------------------------
                                                   Weighted                    Weighted                     Weighted
                                                    Average                     Average                      Average
                                                   Exercise                    Exercise                     Exercise
                                      Shares         Price        Shares         Price         Shares         Price
                                   ------------ -------------- ------------ --------------- ------------ --------------
                                          (in thousands)              (in thousands)               (in thousands)
Outstanding options,
  beginning of year ..............         875         $ 7.00          729          $ 2.77          604         $ 1.37
Granted ..........................         147           8.58          324           17.74          264           4.76
Canceled .........................         (38)         14.86          (46)          17.96         (120)          1.07
Exercised.........................        (126)          1.18         (132)           1.20          (19)          1.36
Outstanding options,
  end of year ....................         858         $ 7.63          875          $ 7.00          729         $ 2.77
Options exercisable,
  end [^] of year ................         474         $ 4.59          450          $ 3.02          432         $ 2.30
Options available for
  future grant  ..................         423            N/A           77             N/A           42            N/A


         Stock options are granted to officers and key employees based upon a price determined by the Board of Directors of the Company. Compensation expense is recorded in the period that options are earned.

         The 858,179 options outstanding at January 31, 1998, vest over a range of two to five years from the date of grant provided the individuals remain in the employ of the Company. Options are exercisable at a price ranging from $1.07 to $23.13. Options issued under the 1988 Stock Option Plan generally must be exercised within five years from the date they are earned. Options issued under the New Stock Option Plan must be exercised prior to the tenth anniversary of the grant date.

         The Company has elected to follow APB 25 and related interpretations in accounting for stock options and accordingly has recognized no compensation expense. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company would have incurred an additional compensation cost of $1.0 million or $0.11 per share for fiscal 1997, $0.6 million or $0.07 per share for fiscal 1996, and $0.1 million or $0.01 per share for fiscal 199[^] 5.


         The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal 1997, 1996 and 1995: risk-free interest rate of 6.3%, an expected life of 3 to 7 years and a dividend yield of zero. For fiscal 1997, 1996 and 1995, volatility was 85.8%, 58.0% and 38.7%, respectivel[^] y.

8.  Commitments and Contingenci[^] es


         The Company is the lessee under various long-term operating leases for store locations and equipment rentals for up to 29 years, including renewal options. The leases typically provide for three five-year renewals that are automatic unless the Company elects to terminate the lease. Rent expense related to these leases amounted to $15.4 million, $10.1 million and $8.1 million for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. Future minimum payments under noncancelable operating leases consisted of the following at January 31, 1998:


                                                  (in thousands)
          1998                                     $     15,993
          1999                                           15,644
          2000                                           14,818
          2001                                           13,969
          2002                                           13,876
          Thereafter                                    154,026
                                                   ------------
          Total                                    $    228,326

9.  Charge for Store Closings

         During the fourth quarter of fiscal 1997, the Company implemented a plan to close ten underperforming stores and, as a result, recorded a $5.7 million charge to continuing operations. These closures are intended to improve the Company's liquidity and future operating profitability.

         The store closures will be materially completed by the end of March 1998. Net sales and store operating income (loss), including certain specifically allocated charges, for these stores were $21.3 million and $(0.8) million, respectively, in fiscal 1997, $24.9 million and $1.5 million, respectively, in fiscal 1996 and, $26.2 million and $1.2 million, respectively, in fiscal 1995.


         The charge for store closings consisted of write-offs of property, plant and equipment, costs associated with net lease obligations and other expenses of $2.1 million, $3.0 million and $0.6 million, respectively.


         During the second quarter of fiscal 1995, the Company implemented a plan to close 11 underperforming stores and, as a result, recorded a $10.35 million charge to continuing operations. These closures were intended to improve overall chain profitability and achieve a more competitive cost structure.


         The store closures were completed by the end of August 1995. Reserved amounts remaining at February 3, 1996 relating to long-term lease commitments were not material. Net sales and store operating income (loss), including certain specifically allocated charges, for these stores were $8.2 million and $0.1 million, respectively, in fiscal 1995.


         The charge for store closings consisted of write-offs of property, plant and equipment, markdowns associated with store closings, costs associated with net lease obligations and other expenses of $5.5 million, $3.6 million, $0.95 million and $0.3 million, respectively.

10.  Charge for Impairment of Assets


         During the second quarter of fiscal 1995, the Company completed certain market analyses as part of its overall strategic plan. As an outcome of these analyses, the Company shortened the period of time in which it intended to occupy certain stores and as a consequence the undiscounted cash flows estimated to be generated from the revised intended use was not sufficient to recover the assets' carrying amount. Based on these indicators, the primary intangible assets associated with these locations were determined to be impaired as defined by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121").


         Accordingly, the Company recorded an impairment loss of approximately $4.95 million to continuing operations, representing the excess net book value of these assets over their fair value. Fair value was based on appraisal value.


         The impairment charge consisted of leasehold interests, furniture, fixtures and equipment and leasehold improvements of $4.45 million, $0.25 million and $0.25 million, respectively.


11.  Employee Benefit Plans


         In October 1996, the Company established a defined contribution retirement savings plan (401(k)) covering all eligible employees. This plan succeeds the previously discretionary profit sharing plan with all prior individual account balances and vesting terms transferred to the new plan. The plan allows participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 1997 and fiscal 1996, the Company recorded contributions of $209,000 and $71,000, respectively, to the 401(k) plan. The Company recorded a contribution of $500,000 to the profit sharing plan in fiscal 1995.


                                                                                              [^] [^] SCHEDULE II


                                           [^] LOEHMANN'S, INC.
                                   [^] VALUATION AND QUALIFYING ACCOUNTS
                                             [^](in thousands)

            Column A                  Column B              Column C                Column D        Column E
-----------------------------------------------------------------------------------------------------------------
                                                            Additions

                                     Balance at       Charged        Charged                        Balance at
                                     Beginning        to Cost        to Other                         end of
           Description               of Period          and          Accounts      Deductions         Period
                                                      Expense
-----------------------------------------------------------------------------------------------------------------
     Year ended January 31,
              1998                      $10            $7,190                         $70 (a)         $7,130
   Reserve for Store Closings

     Year ended February 1,
              1997                     $445                                          $435 (a)            $10
   Reserve for Store Closings

     Year ended February 3,
              1996                       $0            $4,850                      $4,405 (a)           $445
   Reserve for Store Closings

(a) Payments for leasehold obligation expenses and other store closing expenses.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the executive officers and directors of the Company.


Name                           Age                Position
----                           ---                --------

Norman S. Matthews .........   65    Chairman of the Board and Director
Robert N. Friedman .........   57    Chairman, Chief Executive Officer
                                     and Director
Robert Glass................   51    President, Secretary, Chief Operating
                                     Officer and Director
Anthony D'Annibale..........   37    Senior Vice President Merchandising
Jan Heppe...................   46    Senior Vice President and Director of
                                     Stores
Dennis R. Hernreich.........   42    Vice President Finance, Chief Financial
                                     Officer, Treasurer and Assistant
                                     Secretary
Philip Kaplan (1) ..........   67    Director
Janet A. Hickey ............   53    Director
Richard E. Kroon ...........   55    Director
Christina A. Mohr ..........   42    Director
Arthur E. Reiner............   57    Director
Cynthia R. Cohen ...........   45    Director
Lorrence T. Kellar..........   60    Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                                                                         Compensation
                                                                                            Awards
                                                                        Other Annual      Securities         All Other
                                   Fiscal                               Compensation      Underlying     Compensation ($)
   Name and Principal Position      Year     Salary($)     Bonus($)          ($)         Options (#)            (1)
   ---------------------------      ----     ---------     --------          ---         -----------            ---
                                               Annual Compensation
Robert N. Friedman...............   1997      575,000         --             (2)                 --            2,406
Chairman and Chief                  1996      550,000       550,000          (2)             63,614            2,750
Executive Officer                   1995      475,000       135,000          (2)            187,639            3,471

Philip Kaplan....................   1997      375,000         --             (2)                 --            2,375
President and Chief                 1996      374,400       240,000          (2)             25,170            1,875
Operating Officer                   1995      356,250       105,000          (2)             14,657            3,471

Robert Glass.....................   1997      257,500         --             (2)                 --            2,388
Senior Vice President and           1996      232,500        56,870          (2)             31,172            1,213
Chief Financial Officer             1995      211,250        17,500          (2)                 --              574

Jan Heppe(3).....................   1997      240,000         --             (2)                 --            2,400
Senior Vice President and           1996      198,875        50,000          (2)             31,172            1,125
Director of Stores                  1995       62,327        10,000          (2)                 --               --

Bonnie Dexter-Wolterstorff(4) ...   1997      186,500         --             (2)                 --            2,375
Senior Vice President,              1996      180,000        45,695          (2)             31,172              925
Merchandising                       1995      165,000        20,000          (2)                 --            3,471

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities
                             Shares                              Underlying               Value of Unexercised
                            Acquired         Value          Unexercised Options           In-the-Money Options
                          On Exercise      Realized        at Fiscal Year End(#)         at Fiscal Year End ($)
Name                          (#)             ($)        Exercisable/Unexercisable    Exercisable/Unexercisable(1)
----                          ---             ---        -------------------------    ----------------------------
Robert N. Friedman                                           252,235        53,992    $   151,076            --
Philip Kaplan               118,458      $   719,514         102,716             0    $   213,096            --
Robert Glass                                                  11,170        31,174    $    18,417  $     12,284
Jan Heppe                                                      4,468        26,704             --            --
Bonnie Dexter-
Wolterstorff                                                   3,796         2,234             --            --

-------------------------------------------------------
(1)      Based on a stock price at January 30, 1998 of $3 13/16.


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


Name and Address of Beneficial Owner        Shares of Common Stock    Percentage
------------------------------------        ----------------------    ----------

Sprout Capital V(1)............................    200,779               2.2%
Sprout Growth, L.P.(1).........................    242,769               2.7%
Sprout Growth, Ltd.(1).........................     27,025                 *
DLJ Venture Capital Fund II, L.P.(1)...........     12,065                 *
Donaldson, Lufkin & Jenrette Securities
         Corporation(1)........................    126,161               1.4%
Alliance Capital Management L.P.(1)............      1,000                 *
J&W Seligman & Co. Incorporated(2).............  1,072,000              11.9%
Putnam Investments, Inc.(3)....................  1,006,430              11.2%
Goldman, Sachs & Co.(4)........................  1,004,400              11.2%
AIM Management Group Inc.(5)...................    663,400               7.4%
Wellington Management Company, LLP(6)..........    571,000               6.4%
Norman S. Matthews(7)..........................    129,562               1.4%
Robert Friedman(8).............................    252,235               2.7%
Philip Kaplan(9)...............................    147,174               1.7%
Robert Glass(10)...............................     11,170                 *
Jan Heppe(11)..................................      4,468                 *
Bonnie Dexter-Wolterstorff (12)................      9,264                 *
Janet A. Hickey(1)(13).........................      2,000                 *
Lorrence T. Kellar (14)........................      3,000                 *
Richard E. Kroon(1)(13)........................      2,000                 *
Christina A. Mohr(13)..........................      2,000                 *
Arthur E. Reiner(13)...........................      2,000                 *
Cynthia R. Cohen(13)...........................      2,000                 *
All directors and executive officers
         as a group (12 persons)(15)...........    566,873               6.0%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         According to filings made with the Commission, during fiscal 1997, Putnam Investors, Inc. and its affiliates beneficially owned more than 5% of the Company's Common Stock. The Company believes that Putnam Investors, Inc. and its affiliates own Notes.

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

         (2)      List of Financial Statement Schedules

                  Schedule II, Valuation and Qualifying Accounts
                  Other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.


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

                  4.3 A letter from Loehmann's, Inc. to the Securities and Exchange Commission agreeing to furnish copies of certain debt instruments.+

                  4.4 First Amendment to Credit Agreement, dated as of July 23, 1997, between Loehmann's, Inc., and BankAmerica Business Credit, Inc., as Agent and sole lender, filed as Exhibit 4.1 to Loehmann's, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1997 (Comm. File No. 0-28410), and incorporated herein by reference.

                  4.5 Second Amendment to Credit Agreement, dated as of August 15, 1997, between Loehmann's, Inc., and BankAmerica Business Credit, Inc., as Agent and sole lender, filed as Exhibit 4.2 to Loehmann's, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1997 (Comm. File No. 0-28410), and incorporated herein by reference.

                  4.6 Third Amendment to Credit Agreement, dated as of December 30, 1997, between Loehmann's, Inc., and BankAmerica Business Credit, Inc., as Agent and sole lender.+

                  10.1 Lease Agreement between the New York City Industrial Development Agency and Loehmann's, Inc. dated as of December 1, 1983, filed as Exhibit 10.3 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

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

                  10.14 Employment Agreement between Loehmann's, Inc. and Robert Glass, dated as of February 27, 1998.+


                  10.15 Consulting Agreement between Loehmann's, Inc. and Philip Kaplan, dated as of April 3, 1998.+

                  10.16 Severance Agreement between Loehmann's, Inc. and Bonnie Dexter-Wolterstorff, dated January 9, 1998.*


                  10.17 Form of Agency Agreement between Loehmann's, Inc. and a joint venture of Gordon Brothers Retail Partners, LLC and The Ozer Group, LLC, dated February 27, 1998.*


[^]
                  23       Consent of Independent Auditors.+

                  24       Powers of Attorney.+

                  27       Financial Data Schedule.+


(b)      Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended January 31, 1998.

--------------
*        Filed herewith

+        Previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LOEHMANN'S, INC.


Dated:   February 11, 1999                   By: /s/ Robert Glass
                                             --------------------
                                             Robert Glass, President, Chief
                                             Operating Officer, Secretary and
                                             Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                 Title                                   Date
---------                 -----                                   ----

          *               Chairman of the Board and Director
----------------------
Norman S. Matthews

          *               Chairman, Chief Executive Officer and
----------------------    Director
Robert N. Friedman

/s/ Robert Glass          Director
----------------------
Robert Glass

          *               Senior Vice President, Finance, Chief
----------------------    Financial Officer, and Chief Accounting
Dennis R. Hernreich       Officer

          *               Director
----------------------
Philip Kaplan

          *               Director
----------------------
Janet A. Hickey

          *               Director
----------------------
Richard E. Kroon

                          Director
----------------------
Christina A. Mohr

          *               Director
----------------------
Arthur E. Reiner

          *               Director
----------------------
Cynthia R. Cohen

          *               Director
----------------------
Lorrence T. Kellar


* By: /s/ Robert Glass
  --------------------
  Robert Glass
  Attorney-in-fact

  Dated: February 11, 1999