Form 10-K
period 1999-01-30
LOEHMANNS INC
filed 1999-04-30
CIK 60064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 30, 1999

                                 Commission File
                                 Number 0-28410

                                LOEHMANN'S, INC.
                                ----------------
            (Exact name of registration as specified in its charter)

           Delaware                                              22-2341356
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


2500 Halsey Street, Bronx, New York                                 10461
-----------------------------------                                 -----
  (Address of principal offices)                                  (Zip Code)

       Registrant's telephone number, including Area Code: (718) 409-2000
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
            Common Stock Rights to Purchase Series B Preferred Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of registrant as of April 14, 1999 was $10,956,279.
         The Company had 9,052,607 shares of Common Stock and 26,087 shares of Class B Common Stock outstanding as of April 15, 1999.
         Documents incorporated by reference: The information required by Part II, Items 5, 6, 7, 8 and 9, is incorporated by reference to the Company's Annual Report to Stockholders.

PART I.

ITEM 1.  BUSINESS

         Loehmann's, Inc. ("Loehmann's" or the "Company"), founded in 1921 as the Original Designer Outlet, is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company believes it is one of the largest national upscale off-price specialty retailers in the industry. The Company has a strong brand name, loyal customer base and long-standing relationships with leading designers and vendors of quality merchandise. The Company's target customers are relatively affluent women between the ages of 30 and 55 who are attracted to designer and other name brand merchandise offered at exceptional values. As of April 12, 1999 the Company operated 69 stores in major metropolitan markets located in 22 states.

INDUSTRY OVERVIEW

         WOMEN'S APPAREL

         According to published reports, total retail sales of women's apparel and accessories in the United States were in excess of $92.0 billion in 1998. The womenswear industry is served by a variety of distribution channels including department stores, specialty stores and off-price retailers.

         The women's apparel industry is categorized into five product classifications: designer, bridge, better, moderate and budget. Designer merchandise is the most expensive product classification and is characterized by high fashion styling. Designer brands include Donna Karan, Calvin Klein, Ralph Lauren and Anne Klein. Bridge products are typically brand name merchandise which may carry designer labels but are less expensive than the designer classification and allow customers to purchase designer-like merchandise at below designer prices. Bridge brands include DKNY, Anne Klein II, Adrienne Vittadini, CK/Calvin Klein, Emanuel Ungaro and Tahari. Apparel in the better classification carries brand name labels but is less expensive than bridge apparel. Better brands include Jones New York and Harve Benard. Merchandise in the moderate classification is also generally brand name but is a less expensive product category. Moderate brands include Oleg Cassini and Leslie Fay. Budget merchandise is the least expensive product classification.

         Designer and bridge merchandise is generally sold in finer department stores such as Bloomingdale's, Lord & Taylor, Nordstrom and Saks Fifth Avenue. Because manufacturers of designer and bridge merchandise are very concerned about maintaining the upscale image of their trademarks, they are typically selective about which retailers carry their products.

         OTHER PRODUCTS

         The men's apparel industry includes tailored apparel (suits, formalwear, slacks, sportcoats and outer wear), sportswear (casual pants, sportshirts, sweaters and jackets) and furnishings (dress shirts, ties, belts, suspenders, underwear, socks, scarves and gloves). Loehmann's offers primarily men's furnishings to its customers.

         The men's furnishings industry is served by a variety of distribution channels including department stores, specialty menswear stores, off-price retailers and catalog retailers. The

Company offers primarily designer and name brand men's furnishings, which are generally sold in finer department stores and specialty stores such as Bloomingdale's, Lord & Taylor, Nordstrom, Saks Fifth Avenue and Brooks Brothers.

BUSINESS STRATEGY

         The Company's strategy is to deliver value to its customers by offering at substantial discounts a wide selection of high quality in-season merchandise. The Company believes that it differentiates itself from finer department stores by offering similar merchandise at significantly lower prices and from other off-price apparel retailers by offering a broader range of designer, bridge and better merchandise. The principal elements of the Company's business strategy are as follows:

         EMPHASIS ON IN-SEASON HIGH QUALITY MERCHANDISE

         The Company offers a wide selection of in-season, high-quality, name brand merchandise. The Company, like finer department stores, is known for carrying name brand merchandise, including Donna Karan, Calvin Klein, Ralph Lauren, Adrienne Vittadini, Tahari, Dana Buchman, and Emanuel Ungaro.

         VALUE PRICING

         The Company provides its customers with exceptional value by offering its merchandise at prices that are typically 30% to 65% below prices charged by department stores for the same items and that are comparable to prices charged by other off-price retailers.

         CAPITALIZE ON LONG-STANDING VENDOR RELATIONSHIPS

         Loehmann's believes that it is a principal choice for well known designers who believe that their prestige will be preserved by having their merchandise offered by Loehmann's because of its high quality image and affluent customer base. Loehmann's long-standing vendor relationships and its ability to sell large quantities of goods have provided the Company with ready access to a wide selection of merchandise.

         BROADER MERCHANDISE CATEGORIES

         The Company has broadened its appeal over the past several years by expanding its merchandise mix to include gifts, shoes, young contemporary, fragrances and a broader range of accessories and intimate apparel. These items, which typically generate higher gross margins than the Company's traditional apparel categories, accounted for approximately 19% of the Company's net sales in fiscal 1998, an increase from 16% in fiscal 1994. In addition, in 1997 the Company introduced men's wear at 19 of its locations and expanded to 52 locations in 1998.

         MARKETING

         The Company has intensified its marketing programs with the objective of increasing its customer base. The focus of the marketing program is primarily: 1) to reactivate existing customers whose shopping frequency has decreased, 2) to prospect for new customers, particularly in new and expansion store markets and 3) to nurture customer loyalty among existing Loehmann's frequent shoppers.

         NO-FRILLS STORE FORMAT

         In order to provide its customers with exceptional value while maximizing profitability and cash flow, the Company is focused on maintaining an efficient, low-cost operating structure. Key elements of this focus include the Company's no-frills, self-service store format. All stores are low maintenance, simple, and functional facilities designed to maximize selling space and contain overhead costs.

         NEW STORE FORMAT

         In fiscal 1998, the Company opened new stores in Cleveland, Ohio, Cincinnati, Ohio and Long Beach, California and completed the expansion of two others. As part of the Company's ongoing strategy to focus on larger, approximately 25,000 square foot stores, the Company closed ten stores in 1998. The Company does not plan to open or expand any new stores in 1999.

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

MERCHANDISING

         SELECTION

         The Company offers a wide selection of women's sportswear, dresses, suits, outerwear, coats, accessories, intimate apparel and shoes, as well as a selection of gifts and men's furnishings. The Company does not offer budget merchandise in its stores. Most of the Company's merchandise is in-season and is therefore generally available at Loehmann's during the same selling season, as it is available in department stores. The following is a list of some of the name brands offered at the Company's stores:


         Adrienne Vittadini           Dana Buchman                 Jones NY
         A Line by Anne Klein         DKNY                         Oleg Cassini
         Anne Klein II                Donna Karan                  Ralph Lauren
         Calvin Klein                 Emmanuel Ungaro              Tahari
         CK/Calvin Klein              Harve Benard

         The following table shows the percentages of the Company's net sales attributable to its various product categories for fiscal 1994 through fiscal 1998:

                                            1994         1995        1996         1997        1998
                                            ----         ----        ----         ----        ----
Sportswear .........................        48.8%        47.6%       48.1%        47.8%       47.0%
Dresses and suits ..................        26.5         26.0        24.6         22.9        17.3
Coats and outerwear ................         5.2          5.1         5.0          4.7         4.4
Accessories/intimate apparel .......        13.0         14.5        14.6         13.6        13.0
Shoes ..............................         3.4          5.5         5.8          6.5         6.1
Men's ..............................           -            -           -          2.5         7.6
Gifts...............................           -            -          .3           .6         1.7
Other ..............................         3.1          1.3         1.6          1.4         2.9

Total ..............................       100.0%       100.0%      100.0%       100.0%      100.0%

         All Loehmann's stores carry items from each of its merchandise categories. However, the allocation of merchandise among the stores varies based upon factors relating to the demographics and geographic location of each store as well as the size of the store and its ability to display adequately the merchandise.

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

VENDOR RELATIONSHIPS AND PURCHASING

         Due to its high quality image and affluent customer base, the Company believes it is a principal choice for well known designers who believe that their image will be preserved by having their merchandise offered by Loehmann's. Many of the Company's most active suppliers have been selling merchandise to the Company for at least 10 years. Because of these long-standing vendor relationships and its ability to sell large quantities of goods, the Company has ready access to a wide selection of merchandise.

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

         The Company purchases a majority of its inventory during the manufacturer's selling season, enabling the Company to offer merchandise during the same selling season as it is available in department stores. The Company also purchases a portion of its inventory at the end of the season, when the Company is prepared to purchase a manufacturer's remaining items at an even steeper discount. Vendors who sell to the Company do not need to build into their price structure any anticipation of returns, markdown allowances or advertising allowances, all of which are typical in the department store industry. In addition, the Company pays for goods within an average of approximately 30 days and often picks up the merchandise directly from the vendors.

         The Company purchases its inventory from over 400 suppliers, which in many cases include separate divisions of a single manufacturer or designer. These suppliers include a substantial majority of the designer and name brand apparel manufacturers in the United States. Some purchases are also made in the European market, primarily Italy. The Company does not have any long-term supply contracts with its suppliers.

         The Company maintains its own central buying staff, comprised of 18 experienced off-price buyers, many of who also have extensive experience with traditional department stores. Historically, the Company has had very low turnover within its buying group, enabling Loehmann's to capitalize on an experienced, respected group of buyers capable of enhancing the Company's already strong vendor relationships.

STORE LAYOUT

         Loehmann's store format and merchandise presentation are designed to project the image of deep discount and exceptional value, as well as to emphasize Loehmann's niche as the off-price equivalent of an upscale specialty store. Loehmann's stores are divided into two shopping areas: a large, open selling area with wall-to-wall merchandise and a smaller, separate, and more intimate area called AThe Back Room. The Company presents moderate and better sportswear, dresses and suits, as well as all outerwear, men's, accessories, intimate apparel and shoes on the main selling floor. Designer and bridge merchandise, including gowns, dresses, suits and sportswear, are displayed in The Back Room.

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

         All stores are low maintenance, simple, and functional facilities designed to maximize selling space and contain overhead costs. The Company has moved towards a model store format of approximately 25,000 square feet by opening new stores, expanding others and closing older, smaller stores. Store layouts are flexible in that product groupings can be easily moved or expanded. All stores have two or more communal fitting rooms. However, in response to customer preferences, private fitting rooms have been added in most stores. Because the Company is committed to maintaining virtually all of its in-store inventory on the selling floor, its stores do not require significant space devoted to inventory storage.

DISTRIBUTION

         The Company operates a 126,000 square foot centralized distribution center located at the Company's headquarters and a 32,000 square foot satellite warehouse for processing shoes located near the main distribution center. The satellite warehouse location will be used until May 1999. The Company has leased a 272,000 square foot facility in Rutherford, New Jersey to augment its main facility at headquarters and to replace the 150,000 square foot facility in Secaucus, New Jersey and the satellite warehouse. The Rutherford, New Jersey facility should be fully operational by May 1999.

         As merchandise arrives at the distribution center, it is priced, ticketed, assigned to individual stores by the Company's merchandising systems, packaged for delivery and transported to the stores.

MARKETING AND ADVERTISING

         Over the years, Loehmann's has built its reputation through "word-of-mouth" advertising. In the last three fiscal years, the Company has significantly increased its advertising expenditures. The Company advertises predominantly through direct mail and to a lesser extent through newspaper advertising.

         A significant portion of the Company's advertising efforts involve direct mail announcements to members of The Insider Club, a free membership program. Members receive notification of special events throughout the year and a 15% discount on their birthdays. The list of members now includes approximately 1.6 million active customers. In addition, the Company entered into an agreement with First USA Bank and launched a co-branded Platinum Visa Card in November 1997.

         During the fourth quarter of fiscal 1998, the Company intensified its marketing programs with the objective of increasing its customer base. The focus of the marketing program was primarily, 1) reactivating existing customers whose shopping frequency has decreased, 2) prospecting for new customers, particularly in new and expansion store markets, and 3) nurturing customer loyalty among existing Loehmann's frequent shoppers. The response to these initiatives was encouraging as fourth quarter comparative store sales in fiscal year 1998 increased by 4.4% and the Company intends to continue these programs into 1999.

STORE OPERATIONS

         The Company operates its stores to enhance the customer's shopping experience by creating a friendly shopping environment within a self-service operation. The Company's stores are organized into four separate geographic districts each with a regional manager. Regional managers monitor the financial performance of the stores in their respective geographic districts and frequently visit stores to ensure adherence to the Company's merchandising, operations and personnel standards. The typical staff for a Loehmann's store consists of a store manager, a number of associate store and department managers, sales specialists and additional full and part-time hourly associates depending upon the store's needs.

         Senior management meets with the regional managers on a periodic basis to maintain a clear line of communication. In addition, mystery shoppers shop the stores to help ensure that sales associates are friendly, helpful and maintain all of the Company's merchandising, customer service and loss prevention standards.

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

         The Company has outside service contracts to maintain its computer software programs and expects that all modifications and conversions for Year 2000 issues will be completed on a timely basis. The total dollar amount that the Company estimates will be spent to address the year 2000 issue is not expected to have a material financial impact.

EMPLOYEES

         At January 30, 1999, the Company had 2,827 employees, of whom 2,106 were store sales and clerical employees, 137 performed store managerial functions, and 584 were corporate and warehouse personnel. Except for managerial employees, professional support staff and the Company's buyers, all employees are paid on an hourly basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

TRADEMARK AND SERVICE MARK

         Loehmann's has been registered as a trademark and a service mark with the United States Patent and Trademark Office. The registration of the trademark and the service mark may be renewed to extend the original 20-year registration period indefinitely, provided the marks are still in use. The Company intends to continue to use its trademark and service mark and to maintain their registrations. The Company believes its trademark and service mark have received broad recognition and their continued existence is important to the Company's business.

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

         Competitive conditions in the men's furnishings industry are comparable to those in the women's apparel industry. However, as the Company's primary focus is on women's apparel, the Company's men's offerings are limited to such items as shirts, belts and ties. These items are intended to complement women's apparel and are often impulse purchases.

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

         The Company also faces competition from factory outlet malls and a variety of off-price and discount retailers, some of which are relatively new companies, but many of which are established retail chains or divisions thereof. Such competitors include Filene's Basement, Marshall's, Saks Off 5th, Syms, Burlington Coat Factory and T.J. Maxx. The Company believes it competes successfully with other off-price and discount retailers by reason of the quality, selection and price of the designer and other better quality merchandise available in the Company's stores.

         In recent years, some designer and other better quality women's apparel has been offered through mail order catalogs. While not significant at the present time, the Company cannot predict the impact of this and other in-home shopping competition.

CORPORATE STRUCTURE

         Loehmann's is a Delaware corporation with no subsidiaries. As of January 30, 1999, the Company had 25,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), 469,237 shares of Class B common stock, par value $0.01 per share (the "Class B Common Stock"), and 1,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock") authorized, of which 9,052,607 shares of Common Stock and 26,087 shares of Class B Common Stock were issued and outstanding. In addition, as of January 30, 1999, the Company had $139,473,000 of long-term indebtedness outstanding, consisting of $34,030,00 under a revolving Credit Facility (the "Credit Facility"), a $7,850,000 term loan, $95,000,000 aggregate principal amount of 11 7/8% Senior Notes due 2003 (the "Notes"), and $2,593,000 of revenue bonds and notes.

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

         On May 10, 1996, the Company issued and sold 3,572,000 shares of Common Stock in its initial public offering and issued and sold $100 million principal amount of the Notes in a concurrent debt offering, resulting in net proceeds of approximately $155 million to the Company. The proceeds received from these offerings were used to redeem indebtedness and all the issued and outstanding shares of the Company's Series A Preferred Stock.

         In September 1998, the Company adopted a stockholder rights plan (the "Plan") designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. In connection with the Plan, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each share of the Company's Common Stock outstanding on October 5, 1998 (the "Record Date"). The Rights will expire on October 5, 2008.

         The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer upon the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $15.00.

         If Loehmann's is acquired in a merger or other business combination transaction after a person has acquired 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the shares of Common Stock having market value of twice such price.

         Under certain circumstances, the Board of Directors may exchange the Rights, in whole or in part, at an exchange ratio of one share of Common Stock (or one-hundredth of a share of the new series of preferred stock) per Right.

         Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's Common Stock, the Rights are redeemable for one cent per Right at the option of the Board of Directors. Prior to such time, the terms of the Rights may be amended by the Board of Directors.

RISK FACTORS

         An investment in the Company is subject to certain risks. These risks are associated with the Company's leverage, its history of losses, the ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, potential disruptions in the relationships established with certain vendors and the Company's reliance on key personnel. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. See "Special Note Regarding Forward-looking Statements".

         SUBSTANTIAL LEVERAGE AND RESTRICTIVE COVENANTS

         The Company has substantial indebtedness and, as a result, significant debt service obligations. As of January 30, 1999, the Company had approximately $139.5 million of outstanding indebtedness. The degree to which the Company is leveraged could have several material adverse effects, including, but not limited to the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (ii) the Company's substantial leverage could make it more vulnerable to a downturn in general economic conditions; (iii) the Company may be more highly leveraged than other companies with which it competes, which may place it at a competitive disadvantage and (iv) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of interest on its indebtedness, thereby reducing the funds available to the Company for its operations. The Company's indebtedness contains financial and operating covenants including, but not limited to, restrictions on the Company's ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, create liens, sell assets, enter into certain transactions with affiliates and enter into certain mergers and consolidations. Failure by the Company to comply with such covenants may result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company. In addition, upon the occurrence of a Change of Control (as defined in the indenture pursuant to which the Company's Notes were issued (the "Senior Note Indenture")), the Company will be obligated to repurchase the Notes at 101% of their principal amount. In such event, there is no assurance that the Company will be able to obtain the necessary financing to repurchase the Notes.

         HISTORY OF LOSSES

         The Company has incurred net losses in each fiscal year since fiscal 1995. There can be no assurance that such losses will not continue in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         COMPETITION

         All aspects of the women's apparel industry, including the off-price retail segment, are highly competitive. The Company competes primarily with department stores, other off-price retailers, specialty stores, discount stores and mass merchandisers, many of which have substantially greater financial and marketing resources than the Company. Finer department stores, which constitute the Company's principal competitors, offer a broader selection of merchandise and higher quality service. In addition, many department stores have become more promotional and have reduced their price points, and certain finer department stores and certain of the Company's vendors have opened outlet stores which offer off-priced merchandise in competition with the Company. Accordingly, the Company may face periods of intense competition in the future which could have an adverse effect on its financial results. See "Competition".

         ADEQUATE SOURCES OF MERCHANDISE SUPPLY AND TRADE CREDIT

         The Company's business is dependent to a significant degree upon its ability to purchase quality merchandise at substantially below normal wholesale prices. The Company does not have any long-term supply contracts with its suppliers. The loss of certain key vendors or the failure to establish and maintain relationships with popular vendors could have a material adverse effect on the Company's business. The Company believes it currently has adequate sources of quality merchandise; however, there can be no assurance that the Company will be able to acquire sufficient quantities and an appropriate mix of such merchandise at acceptable prices.

         The Company is also dependent upon financing from its trade creditors. If any such financing were to become unavailable for any reason, there could be a material adverse effect on the Company.

         MERCHANDISE TRENDS

         The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer preferences in a timely manner. Accordingly, any failure by the Company to anticipate, identify and respond to changing fashion trends could adversely affect consumer acceptance of the merchandise in the Company's stores, which in turn could adversely affect the Company's business and its image with its customers. If the Company miscalculates either the market for its merchandise or its customers' purchasing habits, it may be required to sell a significant amount of unsold inventory at below average markups over the Company's cost, or below cost, which would have an adverse effect on the Company's financial condition and results of operations.

         IMPACT OF ECONOMIC CONDITIONS ON INDUSTRY RESULTS

         The Company's business is sensitive to customers' spending patterns, which in turn are subject to prevailing economic conditions. There can be no assurance that consumer spending will not be affected by economic conditions, thereby impacting the Company's growth, net sales and profitability. A decline in economic conditions in one or more of the markets in which the Company's stores are concentrated, mainly California and the Northeast, could have an adverse effect on the Company's financial condition and results of operations.

         DEPENDENCE ON KEY PERSONNEL

         The Company's success depends to a significant extent upon the performance of its senior management team, particularly Robert N. Friedman, Chairman and Chief Executive Officer and

Robert Glass, President and Chief Operating Officer. The loss of services of any of the Company's executive officers could have a material adverse impact on the Company. The Company's success will depend on its ability to motivate and retain its key employees and to attract and retain qualified personnel in the future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements under the captions "Business", "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K or incorporated by reference herein, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; year 2000 preparedness; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence or absence of adverse publicity; availability and terms of trade credit and other financing; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations; construction costs and other factors referenced in this report.

ITEM 2.  PROPERTIES

         As of April 12, 1999, the Company operated 69 stores in 22 states. The Company does not own any of its stores and has no manufacturing facilities.

         Indicated below is a listing of the regions in which the Company operates its stores:

REGION                        Number of       Percent of
                               Stores         Fiscal Year
                                            1998 Sales (1)
----------------------------------------------------------
California .............            17                26.8%
New York  ..............            10                24.0
New Jersey .............             6                 9.9
Other Mid-Atlantic .....             6                 8.7
Florida ................             5                 8.4
Midwest ................             8                 5.7
New England ............             5                 4.8
Texas ..................             4                 4.3
Other Southeast ........             4                 3.8
Other West .............             4                 3.6
                              --------            --------
                                    69               100.0%
                              ========            ========
--------------
(1) These percentages exclude sales from the Company's three stores opened and ten stores closed in fiscal 1998.

LEASES

         The leases for the Company's stores typically provide for a 15 to 20-year term with three five-year renewals that are automatic unless the Company elects to terminate the lease. The rental rate is a fixed amount rather than a contingent payment based on a store's gross sales. The leases typically contain tax escalation clauses and require the Company to pay insurance, utilities, repair and maintenance expenses. Increases in the fixed rent payable during the renewal terms are generally less than 10% to 15% of the base rent (although this percentage may increase for new stores). The leases have initial or renewal terms expiring as follows: 1998-1999 (3 stores); 2000-2002 (21 stores); 2003-2005 (13 stores); and 2006 and later (32 stores).

         The three leases that expire by year-end fiscal 1999 have renewal options. The Company has generally been successful in renewing its store leases as they expire.

         The Company leases the land for a 153,000 square foot facility located in an industrial park in the Bronx, New York, which serves as its corporate headquarters and as the site of its central warehousing and distribution operations. This facility contains 27,000 square feet of office space and 126,000 square feet of warehouse space. The ground lease with respect to the land on which the facility is situated provides for aggregate annual base rental payments of $37,500. The lease expires in 2010, but is renewable at certain increased rates until 2050. The facility is subject to two mortgages which relate to New York City Industrial Development Agency Revenue Bonds. In addition, the Company leases a 32,000 square foot warehouse in the Bronx, New York, which serves as additional warehouse space. The lease was extended and expires on May 31, 1999 and provides for rental payments of $90,000 in fiscal 1999. The Company also leased a 150,000 square foot warehouse in Secaucus, New Jersey, which served as additional warehouse space. The lease expired on January 30, 1999, and provided for an annual rental payment of $625,000. The Company has leased a 272,000 square foot facility in Rutherford, New Jersey to replace the Secaucus facility and the additional 32,000 square foot facility in the Bronx. The lease provides for annual rental payments of $1,251,000.

         Pursuant to the agreement dated May 12, 1998 between the Company and Congress Financial Corporation ("Congress"), the Company pledged all of its' rights under one of its' store leases to Congress.

ITEM 3.  LEGAL PROCEEDINGS

         Forty Three Apparel, Inc. v. Loehmann's Department Stores, Inc., The Bigio Group, LLC, Debbie Friedman and Robert Friedman (Bankr. Ct. S.D.N.Y.). On December 10, 1998, a complaint was filed by Forty Three Apparel, Inc. against the Company in the United States Bankruptcy Court for the Southern District of New York. The complaint also named, as co-defendants, Robert Friedman (the Chief Executive Officer of the Company), his wife Debbie Friedman and the Bigio Group, LLC, a company affiliated with Ms. Friedman.

         The action alleges that the Company breached its contractual obligations to Forty Three Apparel, a vendor with whom it did business, by allegedly canceling certain orders from Forty Three Apparel and taking certain allegedly unauthorized credits and/or deductions with respect to Forty Three Apparel's account. Forty Three Apparel claims $700,000 in compensatory damages from the Company. Forty Three Apparel alleges that Mr. Friedman induced this alleged breach of contract and claims as against Mr. Friedman, $700,000 in compensatory damages and $10,000,000 in punitive damages on that claim. Management believes that the Company has substantial and meritorious defenses to these claims. Mr. Friedman and his counsel have advised the Company that Mr. Friedman also believes he has substantial and meritorious defenses to these claims.

         The action further alleges claims of unfair competition, unjust enrichment, misappropriation and inducement of Ms. Friedman's alleged breach of fiduciary duty to Forty Three Apparel against the Company and others, all apparently arising from the alleged use of confidential information obtained by Ms. Friedman while an employee of Forty Three Apparel and from the Company's and Mr. Friedman's alleged participation in this conduct. On these claims, Forty Three Apparel is seeking $20,000,000 in compensatory damages and $10,000,000 in punitive damages from the Company and Mr. Friedman. Management believes that the Company has substantial and meritorious defenses to these claims. Mr. Friedman and his counsel have advised the Company that Mr. Friedman also believes he has substantial and meritorious defenses to these claims.

         The Company has submitted an Answer to the Complaint, generally denying the material allegations of the Complaint as against the Company, and has asserted counterclaims against Forty Three Apparel alleging breach of contractual obligations and fraud. The Company seeks compensatory damages in an amount to be determined at trial but not less than $1,000,000 on the breach of contract claim and fraud claim respectively, and punitive damages on the fraud claim in an amount to be determined at trial but not less than $2,000,000.

         The pending litigation is in a preliminary stage and it is not possible to determine the ultimate outcome of the lawsuit. As noted above, management believes that the Company has substantial and meritorious defenses to Forty Three Apparel's claims and believes the Company's claims against Forty Three Apparel to be meritorious.

         The Company's charter and by-laws require the Company, to the extent permitted by law, to indemnify its officers and directors against suits brought against them in connection with their positions as officers and directors of the Company. As a result, the Company may in the future advance or reimburse certain litigation-related amounts to Mr. Friedman.

         In addition, the Company may be a party to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. Based on information presently available, the final outcome of all such proceedings should not have a material adverse effect upon the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None, during the fourth quarter of fiscal 1998.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the NASDAQ National Market System ("NASDAQ") since May 7, 1996 under the symbol LOEH. As of April 8, 1999, there were approximately 100 shareholders of record of the Company's Common Stock. The following table shows the high and low sales price for the Company's Common Stock for each quarterly period from May 3, 1997 through January 30, 1999.

         Fiscal Quarter Ended                              High       Low
         --------------------                              ----       ---
         May 3, 1997 ..............................    $  19.50    $ 6.25
         August 2, 1997 ...........................    $   8.25    $ 6.00
         November 1, 1997 .........................    $  10.13    $ 5.69
         January 31, 1998 .........................    $   7.88    $ 3.50
         May 2, 1998...............................    $   6.13    $ 3.13
         August 1, 1998 ...........................    $   6.94    $ 3.81
         October 31, 1998 .........................    $   5.38    $ 2.00
         January 30, 1999 .........................    $   3.69    $ 1.03

         On January 30, 1999, the closing market price of the Company's Common Stock was $1.19. The Company has not paid dividends on its common stock or its Class B Common Stock since inception and does not anticipate paying a cash dividend in the foreseeable future. The Senior Note Indenture and the Credit Facility contain various covenants which may restrict the payment of cash dividends. On April 14, 1999, the closing market price of the Company's Common Stock was $1.41. The Company's continued listing on NASDAQ is dependent upon the Company meeting certain maintenance criteria, which the Company does not currently meet.

         During fiscal year 1998, 22,344 shares of Common Stock were issued upon conversion of the Company's Class B Common Stock in reliance on Section 3(a)(9) under the United States Securities Act of 1933 (the "Securities Act"). The exemption provided under Section 3(a)(9) was available because the shares of Common Stock were issued by the Company to its existing security holders exclusively, and no commission or other remuneration was paid for soliciting the conversions.

         During fiscal year 1998, the Company issued to its employees 344,500 options to purchase shares of Common Stock in reliance on Section 4(2) under the Securities Act ("Section 4(2)"). These options are exercisable at prices ranging from $2.13 to $4.44. Such options were issued pursuant to the Company's New Stock Incentive Plan and vest over a range of one to five years from the date of grant, provided that the individuals remain in the employ of the Company. Such options expire on the tenth anniversary of the date of grant. The exemption provided under Section 4(2) was available because all of the options were issued to four members of the Company's senior management, each of whom is financially sophisticated and highly experienced in business.

         During fiscal year 1998, the Company issued to its non-employee directors 18,000 options to purchase shares of Common Stock in reliance on
Section 4(2) under the Securities Act. The options are exercisable at a price of $3.75. Such options were issued pursuant to the Company's Stock Option Plan For Non-Employee Directors and vest over a range of one to three years from the date of grant, provided the optionee remains in service of the Company as a director on such date. Such options expire either on the tenth anniversary of the date of grant, or the expiration of one year from the date the optionee's service with the Company terminates. The exemption provided under Section 4(2) was available because such options were granted to seven of the Company's directors, each of whom is financially sophisticated and highly experienced in business. Consequently, the grantees of the options are "sophisticated investors," and the granting of the options did not involve a public offering within the meaning of
Section 4(2).

ITEM 6.  SELECTED FINANCIAL DATA

         The Company incorporates by reference herein the section entitled "Selected Financial Data" in the Company's Annual Report to Stockholders for fiscal 1998 filed as an exhibit to this Form 10- K, which complies with the information called for by Item 6 of the Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company incorporates by reference herein the section entitled "Management Discussion and Analysis" in the Company's Annual Report to Stockholders for fiscal 1998 filed as an exhibit to this Form 10-K, which complies with the information called for by Item 7 of the Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company incorporates by reference herein the information contained in the Consolidated Financial Statements in the in the Company's Annual Report to Stockholders for fiscal 1998 filed as an exhibit to this Form 10-K, which complies with the information called for by Item 8 of the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the executive officers and directors of the Company.

Name                               Age                 Position
----                               ---                 --------
Norman S. Matthews (1)(2).......... 66   Chairman of the Board and Director
Robert N. Friedman (1)............. 58   Chairman, Chief Executive Officer and
                                         Director
Robert Glass (1)................... 52   President, Secretary, Chief Operating
                                         Officer and Director
Anthony D'Annibale................. 38   Senior Vice President Merchandising
Jan Heppe.......................... 47   Senior Vice President and Director of
                                         Stores

Philip Kaplan...................... 68   Director
Richard E. Kroon (2)............... 56   Director
Christina A. Mohr (3).............. 43   Director
Arthur E. Reiner (2)............... 58   Director
Lorrence T. Kellar (3)............. 61   Director
Cynthia R. Cohen (2)(3)............ 46   Director

-----------------
(1)  Member of the Executive Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Audit Committee.

         The Company's Board of Directors currently consists of nine members and is divided into three classes (the "Classes"), each Class serving staggered terms. The term of the Class A Directors expires at the Company's next annual meeting of stockholders. The term of the Class B Directors expires at the first annual meeting of the Company's stockholders following the end of the Company's fiscal year ending January 29, 2000. The term of the Class C Directors expires at the first annual meeting of the Company's stockholders following the end of the Company's fiscal year ending January 27, 2001.

         Set forth below are the biographies of the directors of the Company.

CLASS A DIRECTORS

         ROBERT N. FRIEDMAN has been Chairman, Chief Executive Officer and a Director of the Company since November 1995 and was President, Chief Executive Officer and a Director of the Company from September to November 1995. Mr. Friedman was President and Chief Executive Officer of Loehmann's Holdings, Inc. a predecessor of the Company ("Holdings") from April 1992 until May 1996. Prior to joining the Company, Mr. Friedman was employed by R.H. Macy Co., Inc. for 28 years in various capacities, including President and Vice Chairman, Merchandising, at Macy's East from 1990-1992, Chairman and C.E.O. of Macy's Bamberger Division and Chairman and C.E.O. of Macy's South/Bullocks. He serves on the Board of Trustees of The Fashion Institute of Technology.

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

         PHILIP KAPLAN has been a Director of the Company since September 1988 and served as President, Chief Operating Officer, and Secretary of the Company from November 1995 to March 1998. He was Chairman and Chief Operating Officer of the Company from September to November 1995 and served as Chairman, Chief Operating Officer, Secretary and Treasurer from September 1988 to September 1995. Mr. Kaplan was Vice Chairman, Treasurer and a Director Holdings, Inc. from February 1987 until May 1996. Mr. Kaplan was president of Verdi International, a manufacturer of luggage, from 1983 to 1987, Senior Vice President of Abraham and Strauss, a division of Federated Department Stores, Inc., from 1979 until 1983 and Executive Vice President-Chief Financial Officer of E.J. Korvette's from 1971 until 1979.

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

CLASS B DIRECTORS

         LORRENCE T. KELLAR has been a Director of the Company since September 1997. Mr. Kellar has been Vice President of Real Estate for the Kmart Corporation since April 1996. Prior to that, Mr. Kellar had been Vice President of Real Estate and Finance of The Kroger Co., a supermarket retailer, from 1988 to April 1996. He is a Director of Frisch's Restaurant, Multi-Color Corporation and a Trustee of Bartlett Mutual Fund Group.

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

CLASS C DIRECTORS

         CYNTHIA R. COHEN has been a Director of the Company since September 1995 and was a Director of Holdings from January 1994 until May 1996. Since 1990, Ms. Cohen has been President of Strategic Mindshare, a retail marketing and strategy consulting firm. Prior to that, Ms. Cohen was a partner of Touche Ross (a predecessor of Deloitte & Touche LLP). Ms. Cohen is a Director of Capital Factors, Inc., a factoring company and The Sports Authority a sporting goods retailer.

         ARTHUR E. REINER has been a Director of the Company since August 1996. Mr. Reiner became Chairman of Finlay Enterprises, Inc. ("Enterprises") effective February 1, 1999 and, from January 1995 to such date, served as Vice Chairman of that company. Mr. Reiner has also served as President and Chief Executive Officer of Enterprises since January 30, 1996 and as Chairman of the Board and Chief Executive Officer of Finlay Fine Jewelry Corporation, Enterprise's wholly owned subsidiary since January 3, 1995. Prior to joining Finlay, Mr. Reiner had spent over 30 years with the Macy's organization. From February 1992 to October 1994, Mr. Reiner was Chairman and Chief Executive Officer of Macy's East, a subsidiary of Macy's. From 1988 to 1992, Mr. Reiner was Chairman and Chief Executive Officer of Macy's Northeast, which was combined with Macy's Atlanta division to form Macy's East in 1992. Mr. Reiner was Chairman of the Educational Foundation for th Fashion Industries from 1985 to 1995 and currently is Vice Chairman.

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

         JAN HEPPE has been Senior Vice President and Director of Stores of the Company since September 1995. Prior to that time, she held a number of senior retail management positions including Senior Vice President/General Manager of the John Wanamaker Department Store in Philadelphia, Pennsylvania from 1992 through 1995, Divisional Vice President/ General Manager of the John Wanamaker Department Store in Moorestown, New Jersey from 1991 to 1992 and a senior management retail position at Henri Bendel in 1991. Prior to 1991, Ms. Heppe was General Manager of On Course, a catalog and wholesale operation and also held various executive positions at Gimbels, Philadelphia, Pennsylvania.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during and with respect to its most recent fiscal year and upon written representations from persons known to the Company to be subject to
Section 16 of the Exchange Act (a "reporting person"), no one failed to file when due reports required by Section 16(a) of the Exchange Act during the fiscal year ended January 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to, earned by or paid to the named executive officers for services rendered to the Company during the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

                           SUMMARY COMPENSATION TABLE

                                                          Annual Compensation

                                                                                                 Long Term
                                                                                Other           Compensation
                                                                               Annual            Securities        All Other
Name and                          Fiscal                                    Compensation         Underlying       Compensation
Principal Position                 Year      Salary($)(1)       Bonus($)         ($)             Options(#)          ($)(2)
------------------                ------     ------------       --------    ------------        ------------      ------------
Robert N. Friedman..........        1998          624,000             --         (3)                   --             2,691
Chairman and Chief                  1997          575,000             --         (3)                   --             2,406
Executive Officer                   1996          550,000        550,000         (3)               63,614             2,750

Robert Glass................        1998          312,337             --         (3)              100,000             2,692
President, Chief Operating          1997          257,500             --         (3)                   --             2,388
Officer and Secretary               1996          232,500         56,870         (3)               31,172             1,213

Jan Heppe...................        1998          258,000         15,000         (3)                   --             2,692
Senior Vice President and           1997          240,000             --         (3)                   --             2,400
Director of Stores                  1996          198,875         50,000         (3)               31,172             1,125

Dennis Hernreich (4)                1998          186,876         85,000         (3)               59,500             1,061
Senior Vice President               1997          141,000              -         (3)                    -               762
Finance, Chief Financial            1996           84,500         20,000         (3)                4,500               225
Officer, Treasurer and
Assistant Secretary

Anthony D'Annibale (5)              1998          204,900         15,000         (3)                    -             2,692
Senior Vice President               1997          188,300              -         (3)                    -             2,400
Merchandising                       1996          168,750         40,950         (3)               31,172               875
-----------

(1) As a result of a payroll conversion, the fiscal 1998 salaries include one additional payment. The amount of the additional payment is $23,078 for Mr. Friedman, $12,307 for Mr. Glass, $9,615 for Ms. Heppe and $8,462 for Mr. D'Annibale.

(2) Consists of (i) Company contributions in fiscal 1998 under the Loehmann's Inc. 401(k) Savings and Investment Plan of $2,692 for Mr. Friedman, $2,692 for Mr. Glass, $2,692 for Ms. Heppe, $1,061 for Mr. Hernreich and $2,692 for Mr. D'Annibale;(ii) Company contributions in fiscal 1997 under the Loehmann's Inc. 401(k) Savings and Investment Plan of $2,406 for Mr. Friedman, $2,388 for Mr. Glass, $2,400 for Ms. Heppe, $762 Mr. Hernreich and $2,400 for

         Mr. D'Annibale; (iii) Company contributions in fiscal 1996 under the Loehmann's 401(k) Savings and Investment Plan of $2,750 for Mr. Friedman, $1,213 for Mr. Glass, $1,125 for Ms. Heppe, $ 225 for Mr. Hernreich and $ 875 for Mr. D'Annibale.

(3) For each named executive officer, the aggregate amount of other annual compensation is less than the lesser of 10% of such officer's total salary and bonus for such year or $50,000.

(4) Dennis Hernreich became an executive officer of the Company in March 1998. Mr. Hernreich resigned his position with the Company effective April 30, 1999.

(5)      Anthony D'Annibale became an executive officer of the Company in March
         1998.

         The following table provides certain summary information concerning individual grants of stock options made to each of the executives named in the Summary Compensation Table above during the fiscal year ended January 30, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                             Individual Grants
                    ----------------------------------------------------------------------
                                                                                                     Potential Realizable
                     Number of          % of Total                                                     Value at Assumed
                    Securities            Options                                                       Annual Rates of
                    Underlying           Granted To         Exercise or                                   Stock Price
                      Options           Employees in         Base Price         Expiration                Appreciation
Name                Granted (#)         Fiscal Year          ($/share)             Date                5%               10%
----                -----------         ------------        -----------         ----------        -----------       -----------
Robert Glass           100,000                31.7%           $ 3.50               (1)             $ 220,000         $ 558,000

Jan Heppe               20,000                 6.3%           $ 3.50               (2)              $ 44,000         $ 111,600

Dennis
Hernreich                5,000                 1.6%           $ 3.50               (3)              $ 11,000          $ 27,900
                        10,000                 3.2%           $ 3.50               (2)              $ 22,000          $ 55,800
                        44,500                14.1%           $ 3.00               (3)              $ 84,105         $ 212,710

Anthony
D'Annibale              20,000                 6.3%           $ 3.50               (2)              $ 44,000         $ 111,600

(1) One fourth of these options vested March 1, 1999. The remainder vest on the fifth anniversary of the date of grant and expire on the tenth anniversary of the date of grant.

(2) These options fully vest on the fifth anniversary of the date of grant and expire on the tenth anniversary of the date of grant.

(3) On fifth of the options vest in each of fiscal 1999, 2000, 2001, 2002 and 2003 and expire with certain exceptions on the tenth anniversary of the date of grant.

      The following table sets forth information concerning the value of unexercised options as of January 30, 1999 held by the executives named in the Summary Compensation Table above.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

Name                                        Shares            Value               Number of                Value of Unexercised
                                           Acquired          Realized             Securities               In-the-Money Options
                                          On Exercise          ($)                Underlying              at Fiscal Year End ($)
                                              (#)                                Unexercised            Exercisable/Unexercisable(1)
----                                      -----------        --------              Options              ----------------------------
                                                                                at Fiscal Year
                                                                                    End(#)
                                                                              Exercisable/Unexer-
                                                                                   cisable
                                                                              ------------------
Robert N. Friedman                                                          306,227            0           $6,735               --
Robert Glass                                                                 40,639       81,704           $1,095             $274
Jan Heppe                                                                     6,703       24,469               --               --
Dennis Hernreich                                                              1,000       58,500               --               --
Anthony D'Annibale                                                            9,606       24,917
------------------------------

(1)   Based on a stock price at January 30, 1999 of $1.1875

EMPLOYMENT AND SEVERANCE AGREEMENTS

MR. FRIEDMAN

         Mr. Friedman's employment agreement, as amended (the "Friedman Agreement"), provides that he will serve as Chairman and Chief Executive Officer of the Company from February 1, 1999 through January 31, 2001, subject to automatic successive one-year extensions unless either party provides the other party with at least 30 days prior written notice that it does not wish to extend the Period of Employment (as defined in the Friedman Agreement), provided that the Period of Employment shall continue in effect at least until the later of
(x) January 31,2001 and (y) 12 months following notice by the Company of its election not to extend the Period of Employment, for an annual base salary of not less than $550,000 for fiscal 1996, $575,000 for fiscal 1997 and $600,000 for fiscal 1998, fiscal 1999 and fiscal 2000. Mr. Friedman is also eligible to receive an annual bonus equal to 100% of his base salary in effect for each of fiscal 1996 and fiscal 1997 and 60% of his base salary in effect for fiscal 1998, fiscal 1999, and fiscal 2000 if, for each such fiscal year, the Company attains its targeted financial goals (as defined by the Compensation Committee). The Friedman Agreement also provides for certain insurance and other benefits to be maintained and paid by the Company.

         The Friedman Agreement provided for a grant to Mr. Friedman on November 1, 1995, of options to purchase up to 187,638 shares of Common Stock at an exercise price of $5.01 per share. Of such options, 71,474 vested in fiscal 1996, 71,474 vested in fiscal 1997 and 44,690 vested at the end of fiscal 1998. In addition, on February 23, 1996, the Company granted Mr. Friedman options to purchase up to 35,707 shares of Common Stock at an exercise price of $8.06. One-half of such options vested automatically at the end of fiscal 1996 and the remainder vested at the end of fiscal 1997. In addition, on April 5, 1996 the Company granted Mr. Friedman options to purchase 27,907 shares of Common Stock at an exercise price of $8.06. Of such options, 9,302 vested in fiscal 1996, 9,303 vested in fiscal 1997 and 9,302 vested in fiscal 1998. As of April 1, 1999, 437,472 of Mr. Friedman's options had vested and, of these vested options, 131,245 had been exercised.

         The Friedman Agreement provides that if Mr. Friedman's employment is terminated by the Company without Cause or by Mr. Friedman with Good Reason (as such terms are defined in the Friedman Agreement), the Company will be required to pay his base salary then in effect for the greater of 12 months following his termination or the remainder of his term of employment. Mr. Friedman will also be entitled to receive any bonus earned with respect to any previously completed fiscal year which remains unpaid as of the date of termination. If Mr. Friedman's employment is terminated, either by the Company or by Mr. Friedman for Good Reason, coincident with or within one-year after a Change of Control (as defined in the Friedman Agreement), the Company will be required to pay Mr. Friedman a lump sum, in cash, equal to two times his base salary then in effect and all unvested options will vest in full. If Mr. Friedman's employment is terminated by the Company without Cause, Mr. Friedman for Good Reason or as a result of a Change of Control, the Company also, with certain exceptions, will be required to continue to maintain life insurance for Mr. Friedman for the remainder of his life or until he attains the age of 70 with a death benefit equal to his base salary at the date of termination and medical insurance for Mr. Friedman and his spouse until their respective deaths. The Company also will be required to maintain life insurance for Mr. Friedman and medical insurance for Mr. Friedman and his spouse, as described in the foregoing sentence, upon Mr. Friedman's retirement or voluntary termination from the Company after the period of employment provided for in the Friedman Agreement.

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

MR. GLASS

         Mr. Glass's employment agreement (the "Glass Agreement") provides that he will serve as President and Chief Operating Officer of the Company from April 1, 1998 through March 31, 2000 for an annual base salary of $300,000 for fiscal 1998 and $320,000 for fiscal 1999. The annual base salary shall be reviewed each April 1 except that no such review shall result in any reduction of the annual base salary then in effect. Mr. Glass also is eligible to receive an annual bonus equal to 60% of his annual base salary in effect, if, for each such fiscal year, the Company attains its targeted financial goals (as defined by the Compensation Committee). In addition, the bonus percentage can increase if the Company exceeds achievement of certain financial goals (as defined by the Compensation Committee). The Glass Agreement also provides for certain insurance and other benefits to be maintained and paid by the Company.

         The Glass Agreement provided for a grant to Mr. Glass on March 4, 1998 of options to purchase 100,000 shares of Common Stock at an exercise price of $3.50 per share. Of such options, 25,000 vested March 1, 1999 the remainder vest and become exercisable on the fifth anniversary of the date of grant, or a Change in Control (as defined in the Glass Agreement). All expire on the tenth anniversary of the date of the grant.

         The Glass Agreement provides that if Mr. Glass's employment is terminated by the Company without Cause or by Mr. Glass with Good Reason (as such terms are defined in the Glass Agreement), the Company will be required to pay his base salary then in effect for the greater of 12 months following his termination or the remainder of his term of employment. Mr. Glass will also be entitled to receive any bonus earned with respect to any previously completed fiscal year which remains unpaid as of the date of termination. If Mr. Glass's employment is terminated, either by the Company or by Mr. Glass for Good

Reason, coincident with or within one-year after a Change of Control, the Company will be required to pay Mr. Glass a lump sum, in cash, equal to two times his base salary then in effect and all unvested options will vest in full. If Mr. Glass's employment is terminated by the Company without Cause, Mr. Glass for Good Reason or as a result of a Change of Control, the Company also, with certain exceptions, will be required to continue to maintain life insurance for Mr. Glass for the remainder of his life or until he attains the age of 70 with a death benefit equal to his base salary at the date of termination and medical insurance for Mr. Glass and his spouse until their respective deaths. The Company will also be required to maintain life insurance for Mr. Glass and medical insurance for Mr. Glass and his spouse, as described in the foregoing sentence, upon Mr. Glass's retirement or voluntary termination from the Company after the period of employment provided for in the Glass Agreement.

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

COMPENSATION OF MEMBERS OF THE BOARD OF DIRECTORS

         For serving as a director of the Company, each non-employee director receives, $15,000 per year, $1,000 per Board of Directors meeting attended in person, $500 per Board of Directors meeting attended by telephone, and $500 per Board of Directors committee meeting attended. Certain directors who are not employees of the Company will be entitled to receive benefits under the directors stock option plan (the "Directors Stock Option Plan") and all directors of the Company will be entitled to receive benefits under the Directors Deferred Compensation Plan. Under the terms of the Directors Stock Option Plan, each person, who is not an employee of the Company, and who is first elected, appointed or otherwise first becomes a director (an "Eligible Director") will be granted an option to purchase 6,000 shares of Common Stock as of the date on which such person first becomes an Eligible Director (an "Initial Option"). Each person who was an Eligible Director as of the effective date of the plan was granted an option to purchase 6,000 shares of Common Stock (the "Special Option"). Each person who is an Eligible Director on February 1st of each year will receive an option to purchase 3,000 shares of Common Stock (an "Annual Option"). The Directors Stock Option Plan also provides that the Board of Directors shall have discretionary authority to award options to acquire up to an aggregate of 100,000 shares of Common Stock to one or more Eligible Directors ("Discretionary Options"). All options granted under the Directors Stock Option Plan are "nonqualified" stock options subject to the provisions of
Section 83 of the Internal Revenue Code of 1986, as amended.

         Each Initial Option and Special Option vests and becomes exercisable in 1/3 increments on each of the first, second and third anniversaries of the date of grant; provided that the Eligible Director is in the service of the Company as a director on such date. Each Annual Option vests and becomes exercisable in full on the one year anniversary of the date of grant, provided that the Eligible Director is in the service of the Company as a director on such date. In the event of the termination of the Eligible Director's service as a director prior to the time all or any portion or an Initial Option, a Special Option, or an Annual Option vests, such option, to the extent not yet vested, terminates. Discretionary Options are subject to vesting conditions established by the Board of Directors and provided in a separate award agreement evidencing the award of such Discretionary Option. Any unexercised portion of an option automatically becomes null and void at the time of the earliest to occur of (i) the expiration of 10 years from the grant date and (ii) the expiration of one year from the date the Eligible Director's service terminates. The Directors Stock Option Plan provides that the option exercise price for the options shall be the "fair market value" (as defined in the Directors Stock Option Plan) of the Common Stock on the date of grant.

         In addition, the Company has a consulting agreement with Mr. Kaplan. Mr. Kaplan will act as a director and consultant to the Company. Under the agreement, he is paid a retainer of $75,000 per year and is entitled to a $15,000 per year auto allowance. This consulting agreement became effective in April 1998 and extends for a five-year period.

COMPENSATION OF CHAIRMAN OF THE BOARD

         The Company has a consulting agreement with Mr. Matthews, pursuant to which he is currently paid $75,000 per annum. In addition, in connection with Mr. Matthews' agreement to serve as Chairman of the Board, Mr. Matthews was granted options pursuant to the Loehmann's Holding's Inc. 1988 Stock Option Plan (the "1988 Stock Plan") to purchase up to 91,232 shares of the Common Stock, 24,197 exercisable at $1.07 per share, 22,345 exercisable at $4.48 per share, 22,345 exercisable at $2.24 per share and 22,345 exercisable at $8.95 per share. In addition, on July 1, 1995 Mr. Matthews was granted options pursuant to the 1988 Stock Plan to purchase 44,689 shares of the Common Stock at $5.01 per share. Within 180 days upon termination, depending on the cause of termination, the Company has the right to purchase Mr. Matthews' shares and unexercised vested options. The Company also has a right of first refusal upon notice of proposed sale of shares by Mr. Matthews.

         In addition, on June 19, 1997, Mr. Matthews was granted options pursuant to the Directors Stock Option Plan to purchase 65,000 shares at $7.06 per share. Such options shall vest in full on the earlier of (i) June 19, 2001 or (ii) a Change of Control (as defined in the Directors Stock Option Plan) of the Company, and expire at the earlier of (i) 10 years from the grant date and
(ii) one year from the date Mr. Matthews' service terminates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1998, Mr. Matthews, Mr. Kroon, Mr. Reiner and Ms. Cohen served as members of the Compensation Committee of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of May 3, 1999 with respect to beneficial ownership of shares of the Common Stock by (i) all stockholders known by the Company to be beneficial owners of more than 5% of such class, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Unless otherwise indicated in the notes below, the address of each beneficial owner is in care of Loehmann's, Inc., 2500 Halsey Street, Bronx, New York 10461.

Name and Address of Beneficial Owner            Shares of           Percentage
                                               Common Stock
------------------------------------           ------------         ----------
Sprout Capital V(1)...........................    200,779               2.2%
Sprout Growth, L.P.(1)........................    242,769               2.7%
Sprout Growth, Ltd.(1)........................     27,025                  *
DLJ Venture Capital Fund II, L.P.(1)..........     12,065                  *
Donaldson, Lufkin & Jenrette Securities
   Corporation(1).............................    126,161               1.4%
Alliance Capital Management L.P.(1)...........      1,000                  *
J&W Seligman & Co. Incorporated(2)............  1,199,870              13.3%
Dimensional Fund Advisors (3).................    457,000               5.1%
Mark A. Boyar (4).............................    505,200               5.6%
Norman S. Matthews(5).........................    129,562               1.4%
Robert Friedman(6)............................    306,227               3.2%
Philip Kaplan(7)..............................    117,174               1.3%
Robert Glass(8)...............................     40,639                  *
Jan Heppe(9)..................................      4,468                  *
Dennis Hernreich (10).........................     16,000                  *
Anthony D'Annibale (11).......................      9,606                  *
Lorrence T. Kellar (12).......................      8,000                  *
Richard E. Kroon(1)(13).......................      5,000                  *
Christina A. Mohr(13).........................      5,000                  *
Arthur E. Reiner(13)..........................      5,000                  *
Cynthia R. Cohen(13)..........................      5,000                  *
All directors and executive officers as a
   group (12 persons)(14).....................    653,911               6.8%

-----------

*     Less than 1%

(1) Based in part upon information provided in a Schedule 13G filed with the Commission. Sprout Capital V, Sprout Growth, L.P., Sprout Growth, Ltd., DLJ Venture Capital II, L.P., Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ" and, collectively with the other entities named above, the "Sprout Group") are all affiliates. Mr. Kroon, who is currently a Director, is also general partners of, or executive officers in (1) certain of the affiliates of DLJ that own shares of Common Stock or (2) entities that control such affiliates. The business address of all such Sprout Group entities is 277 Park Avenue, New York, New York 10172. Mr. Kroon disclaims beneficial ownership of such shares. Because of their direct and indirect ownership of a majority of the capital stock of DLJ, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, AXA, Alliance Capital Management L.P. and The Equitable Companies Incorporated may be deemed to beneficially own all of the shares of Common Stock beneficially owned by the Sprout Group. The business address of Alpha Assurances I.A.R.D. Mutuelle and Alpha Assurances Vie Mutuelle is 100-101 Terrasse Boieldien, 92042 Paris La Defense France. The business address of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 21, rue de Chateaudun, 75009 Paris France. The business address of AXA Courtage Assurance Mutuelle is 26, rue Louis le Grand, 75002 Paris France. The business address of AXA is 23, avenue Matignon, 75008 Paris France. The business address of The Equitable Companies Incorporated is 787 Seventh Avenue, New York, New York 10019. The business address of Alliance Capital Management L.P. is 1345 Avenue of the Americas, New York, New York 10105.

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

(3) Based upon information provided in a Schedule 13G filed with the Commission. Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advise to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the securities of the Company that are owned by the Portfolios. All securities reported in this schedule are owned by the Portfolios, and Dimensional disclaims beneficial ownership of such securities. The business address for Dimensional Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(4) Based upon information provided in a schedule 13D filed with the Commission. Mark A. Boyer beneficially owns 505,200 shares, approximately 5.6%, of Common Stock, which includes (i) 14,500 shares of Common Stock which are directly beneficially owned by Mr. Boyar, (ii) 340,200 shares of Common Stock beneficially held by Boyar Asset Management, Inc., (iii) 21,000 shares of Common Stock beneficially held by Boyar GP Holdings, Ltd. and Boyar Partners, L.P. and (iv) 129,500 shares of Common Stock beneficially held by N.R.M.B., Inc. all of which may be deemed to be beneficially owned by Mr. Boyar. Mr. Boyar, however, disclaims beneficial ownership of all such shares, except for the 14,500 shares of Common Stock he directly beneficially owns. The business address of Mr. Boyar, Boyar Asset Management, Inc., Boyar GP Holdings, Ltd., N.R.M.B., Inc. and Boyar Partners, L.P. is 35 East 21st Street, New York, NY 10010.

(5) Includes 22,345 shares of Class B Common Stock which are convertible into Common Stock and options to purchase 89,378 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 65,000 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof. Includes 17,839 shares owned.

(6) Includes options to purchase 306,227 shares of Common Stock which are exercisable within sixty (60) days of the date hereof.

(7) Includes options to purchase 52,041 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Includes 65,133 shares owned.

(8) Includes options to purchase 40,639 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 81,704 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof.

(9) Includes options to purchase 6,703 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 24,469 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof.

(10) Includes options to purchase 1,000 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Includes 15,000 shares owned. Does not include options to purchase 58,500 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof

(11) Includes options to purchase 9,606 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 24,917 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof.

(12) Includes options to purchase 5,000 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Includes 3,000 shares owned. Does not include options to purchase 7,000 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof.

(13) Includes options to purchase 5,000 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 7,000 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof.

(14) Includes 22,345 shares of Class B Common Stock which are convertible into Common Stock and options to purchase 530,594 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 289,590 shares of Common Stock which are not exercisable within sixty (60) days of the date hereof. Includes 97,972 shares owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the 1998 fiscal year, the Company purchased $450,000 of merchandise for resale from the Bigio Group, LLC ("Bigio"). Robert N. Friedman, who is Chairman and Chief Executive Officer, and a Director of the Company, is married to Deborah Friedman, who is the owner and a principal of Bigio. Mr. Friedman has an interest in these transaction as a result of his relationship with Deborah Friedman.

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

                  4.2 A letter from Loehmann's, Inc. to the Securities and Exchange Commission agreeing to furnish copies of certain debt instruments.*

                  4.3 Agreement between Loehmann's Inc. and Congress Financial Corporation, dated as of May 12, 1998, filed as Exhibit 4.1 to Loehmann's Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 1998 (Comm. File No. 0-28410), and incorporated herein by reference.

                  4.4 Agreement between Loehmann's Inc. and Fleet Bank, N.A., dated as of May 12, 1998, filed as Exhibit 4.2 to Loehmann's Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 1998 (Comm. File No. 0-28410), and incorporated herein by reference.

                  10.1 Lease Agreement between the New York City Industrial Development Agency and Loehmann's, Inc. dated as of December 1, 1983, filed as Exhibit 10.3 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

                  10.2 Agreement among Loehmann's Holdings, Inc., Loehmann's, Inc. and Robert N. Friedman dated as of November 1, 1995, filed as Exhibit 10.11 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

                  10.3 Amendment No. 1 to Employment Agreement among Loehmann's Holdings, Inc., Loehmann's, Inc. and Robert N. Friedman dated as of April 5, 1996, filed as Exhibit 10.12 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

                  10.4 Compensation/Consultation Agreement between Loehmann's Holdings, Inc. and Norman Matthews, filed as Exhibit 10.8 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

                  10.5 Loehmann's, Inc. Amended and Restated Deferred Profit Sharing Plan, effective January 31, 1993, filed as
                           Exhibit 10.15 to Loehmann's Holdings, Inc.'s
                           Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

                  10.6 Loehmann's Holdings, Inc. 1988 Stock Option Plan, filed as Exhibit 10.10 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

                  10.7 Non-Qualified Stock Option Agreement dated September 30, 1988 between Loehmann's Holdings, Inc. and Philip Kaplan, filed as Exhibit 10.11 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

                  10.8     Loehmann's, Inc. New Stock Incentive Plan, filed as
                           Exhibit 10.18 to Loehmann's, Inc.'s Registration Statement on Form S-1 (Registration No. 33-97100) and incorporated herein by reference.

                  10.9     Executive Incentive Compensation Plan, filed as
                           Exhibit 10.13 to Loehmann's Holdings, Inc.'s
                           Registration Statement on Form S-1 (Registration No. 33-25718) and incorporated herein by reference.

                  10.10 Non-Qualified Stock Option Agreement dated as of December 10, 1993 between Loehmann's Holdings, Inc. and Norman S. Matthews, filed as Exhibit 10.15 to Loehmann's Holdings, Inc.'s Registration Statement on Form S-4 (Registration No. 33-71922) and incorporated herein by reference.

                  10.11 Employment Agreement between Loehmann's, Inc. and Robert Glass, dated as of February 27, 1998, filed as
                           Exhibit 10.14 to Loehmann's, Inc.'s Annual Report on Form 10-K for the year ended January 31, 1998 (Comm. File NO. 0-24810), and incorporated herein by reference.

                  10.12 Consulting Agreement between Loehmann's, Inc. and Philip Kaplan, dated as of April 3, 1998, filed as
                           Exhibit 10.15 to Loehmann's, Inc.'s Annual Report on Form 10-K for the year ended January 31, 1998 (Comm. File NO. 0-24810), and incorporated herein by reference.

                  10.13 Severance Agreement between Loehmann's, Inc. and Bonnie Dexter- Wolterstorff, dated January 9, 1998, filed as Exhibit 10.17 to Loehmann's, Inc.'s Annual Report on Form 10-K for the year ended January 31, 1998 (Comm. File NO. 0-24810), and incorporated herein by reference.

                  10.14 Form of Agency Agreement between Loehmann's, Inc. and a joint venture of Gordon Brothers Retail Partners, LLC and The Ozer Group, LLC, dated February 27, 1998 filed as Exhibit 10.17 to Loehmann's, Inc.'s Annual Report on Form 10-K for the year ended January 31, 1998 (Comm. File NO. 0-24810), and incorporated herein by reference.

                  13 Such portions of the Annual Report to Stockholders for 1998 as are expressly incorporated herein by reference.*

                  23       Consent of Independent Auditors.*

                  24 Powers of Attorney (included on the signature page of this Form 10-K)*

                  27       Financial Data Schedule*

(b)      Reports on Form 8-K

         No report on Form 8-K was filed during the quarter ended January 30, 1999.

--------------
*  Filed herewith

                                                                     SCHEDULE II
LOEHMANN'S, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

            Column A                  Column B              Column C                  Column D          Column E

                                                            Additions
                                                            ---------

                                     Balance at      Charged to     Charged to                         Balance at
                                     Beginning        Cost and         Other                             end of
           Description               of Period         Expense        Accounts       Deductions          Period
   Year ended January 30, 1999
   ---------------------------
   Reserve for Store Closings           $7,130                                           $6,823 (a)        $307
                                         =====                                            =====             ===

   Year ended January 31, 1998
   ---------------------------
   Reserve for Store Closings              $10          $7,190                              $70 (a)      $7,130
                                                         =====                               ==           =====

   Year ended February 1, 1997
   ---------------------------
   Reserve for Store Closings             $445                                             $435 (a)         $10
                                           ===                                              ===              ==
-----------------------------------------------------------------------------------------------------------------

         (a) Payments for leasehold obligation expenses and other store closing expenses.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                            LOEHMANN'S, INC.
Dated: April 29, 1999
                            By: /s/ Robert Glass
                                ----------------
                                Robert Glass,
                                President, Chief Operating Officer, Secretary and Director

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


      Signature                          Title                         Date

/s/ Norman S. Matthews
----------------------
Norman S. Matthews         Chairman of the Board and Director     April 29, 1999

/s/ Robert N. Friedman
----------------------
Robert N. Friedman         Chairman, Chief Executive Officer      April 29, 1999
                           and Director

/s/ Robert Glass
----------------
Robert Glass               President, Chief Operating Officer     April 29, 1999
                           and Director

/s/ Dennis R. Hernreich
-----------------------
Dennis R. Hernreich        Senior Vice President, Finance,        April 29, 1999
                           Chief Financial Officer, and Chief
                           Accounting Officer

/s/ Cynthia R. Cohen
--------------------
Cynthia R. Cohen           Director                               April 29, 1999

/s/ Philip Kaplan
-----------------
Philip Kaplan              Director                               April 29, 1999

/s/ Lorrence T. Kellar
----------------------
Lorrence T. Kellar         Director                               April 29, 1999

/s/ Richard E. Kroon
--------------------
Richard E. Kroon           Director                               April 29, 1999

/s/ Christina A. Mohr
---------------------
Christina A. Mohr          Director                               April 29, 1999

/s/ Arthur E. Reiner
--------------------
Arthur E. Reiner           Director                               April 29, 1999