Form 10-Q
period 1999-05-01
LOEHMANNS INC
filed 1999-06-15
CIK 60064

Loehmann's, Inc.


                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 1, 1999


                         Commission File Number: 0-28410



                                LOEHMANN'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                               22-2341356
----------------------------------------               -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


     2500 Halsey Street
     Bronx, New York                                        10461
----------------------------------------               -------------------------
(Address of principal executive offices)                  (zip code)

                                 (718) 409-2000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X              No
                            -----              -----


Number of shares outstanding of Registrant's Common Stock and Class B Convertible Common Stock, as of June 9, 1999; 9,052,607 and 26,087 respectively.

                                Loehmann's, Inc.


                                 Leohmann's Inc.

                            Quarter ended May 1, 1999

                                    Contents



Part I---Financial Information

Item 1.  Financial Statements (Unaudited)

Balance Sheets--May 1, 1999 and January 30, 1999 ...........................   1
Statements of Operations--Quarter ended
  May 1, 1999 and May 2, 1998 ..............................................   2
Statements of Cash Flows--Quarter ended
  May 1, 1999 and May 2, 1998 ..............................................   3

Notes to Financial Statements ..............................................   4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............................   5

Part II--Other Information

Item 1.  Legal Proceedings .................................................   9

Item 3.  Defaults Upon Senior Securities ...................................   9

Item 5.  Other Information .................................................   9

Item 6.  Exhibits and Reports on Form 8-K ..................................  10

Signature ..................................................................  11

                                Loehmann's, Inc.

                           Balance Sheets (Unaudited)

                                                                            May 1,         January 30,
                                                                             1999              1999
                                                                      ------------------------------------
                                                                             (In thousands, except
                                                                                 share amounts)
Assets
Current assets:
   Cash and cash equivalents                                                $     2,082        $     1,325
   Accounts receivable and other assets                                           6,917              4,883
   Merchandise inventory                                                         83,732             69,605
                                                                      ------------------------------------
Total current assets                                                             92,731             75,813

Property, equipment and leaseholds, net                                          70,419             71,462
Deferred debt issuance costs and other assets, net                                2,923              3,195
Purchase price in excess of net assets acquired                                  37,899             38,223
                                                                      ------------------------------------
Total assets                                                                $   203,972        $   188,693
                                                                      ====================================

Liabilities and common stockholders' equity
Current liabilities:
   Accounts payable                                                         $    40,207        $    25,544
   Accrued expenses                                                              17,714             16,031
   Long-term debt in default                                                     95,000                  0
   Accrued interest                                                               5,515              2,688
   Current portion of long-term debt                                                 70                 70
                                                                      ------------------------------------
Total current liabilities                                                       158,506             44,333

Long-term debt:
   Revolving Line of Credit                                                      41,795             41,880
   11-7/8% senior secured notes                                                       0             95,000
   Revenue bonds and notes                                                        2,605              2,523
                                                                      ------------------------------------
Total long-term debt                                                             44,400            139,403

Other noncurrent liabilities                                                        327                339

Common stockholders' equity:
   Common stock, 25,000,000 shares authorized; 9,052,607 shares issued and outstanding at May 1, 1999 and January
      30, 1999                                                                       90                 90
   Class B convertible common stock, 469,237 shares authorized;
      26,087 shares issued and outstanding at May 1, 1999 and
      January 30, 1999                                                              142                142
   Additional paid-in capital                                                    81,758             81,758
   Accumulated deficit                                                          (81,251)           (77,372)
Total common stockholders' equity                                                   739              4,618
                                                                      ------------------------------------
Total liabilities and common stockholders' equity                           $   203,972        $   188,693
                                                                      ====================================


The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.

                      Statements of Operations (Unaudited)

                                                                              Quarter Ended
                                                             ------------------------------------------------
                                                                     May 1,                   May 2,
                                                                      1999                     1998
                                                             -----------------------  -----------------------
                                                                 (In Thousands, except per share amounts)

Net sales                                                    $               108,231  $               110,227
Cost of sales                                                                 73,679                   73,182
                                                             -----------------------  -----------------------
Gross profit                                                                  34,552                   37,045
Sales, general and administrative expenses                                    31,543                   28,604
Depreciation and amortization                                                  3,190                    3,135
                                                             -----------------------  -----------------------
Operating (loss) income                                                         (181)                   5,306
Interest expense, net                                                          3,660                    3,540
                                                             -----------------------  -----------------------
(Loss) income before income taxes                                             (3,841)                   1,766
Provision for income taxes                                                        38                       24
                                                             -----------------------  -----------------------
Net (loss) income applicable to common stock                 $                (3,879) $                 1,742
                                                             =======================  =======================
Basic earnings per share                                     $                 (0.43) $                  0.19
                                                             =======================  =======================
Diluted earnings per share                                   $                 (0.43) $                  0.19
                                                             =======================  =======================
Weighted average number of common shares                                       9,079                    9,025
   outstanding
Weighted average number of common shares and
   common share equivalents outstanding                                        9,079                    9,188


The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.

                      Statements of Cash Flows (Unaudited)

                                                                            Quarter Ended
                                                                 ------------------------------------
                                                                      May 1,             May 2,
                                                                       1999               1998
                                                                 ----------------- ------------------
                                                                            (In Thousands)

Cash flows from operating activities
Net (loss) income                                                $          (3,879)   $         1,742
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization                                                3,190              3,135
Changes in current assets and liabilities:
Accounts receivable and other assets                                        (2,034)            (1,645)
Merchandise inventory                                                      (14,127)           (10,253)
Accounts payable                                                            14,663              9,802
Accrued expenses                                                             1,772             (4,093)
Accrued interest                                                             2,827              2,835
                                                                 -----------------    ---------------
Net changes in current assets and liabilities                                3,101             (3,354)
Net change in other non current assets and liabilities                          65                (67)
                                                                 -----------------    ---------------
Net adjustments                                                              6,356               (286)
                                                                 -----------------    ---------------
Net cash provided by operating activities                                    2,477              1,456
                                                                 -----------------    ---------------

Cash flows from investing activities
Capital expenditures                                                        (1,628)            (2,890)
                                                                 -----------------    ---------------
Net cash (used in) investing activities                                     (1,628)            (2,890)
                                                                 -----------------    ---------------

Cash flows from financing activities
(Repayments) borrowings under credit facility, net                             (85)             1,817
Other financing activities, net                                                 (7)               (18)
                                                                 -----------------    ---------------
Net cash (used in) provided by financing activities                            (92)             1,799
                                                                 -----------------    ---------------

Net increase in cash and cash equivalents                                      757                365
Cash and cash equivalents at beginning of period                             1,325              1,767
                                                                 -----------------    ---------------
Cash and cash equivalents at end of period                       $           2,082    $         2,132
                                                                 =================    ===============

Supplemental disclosure of cash flow information
Cash interest paid during period                                 $             796 $              513
                                                                 ================= ==================


The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.

                          Notes to Financial Statements

1.       Basis of Presentation

The balance sheet at May 1, 1999 and the statements of operations and cash flows for the quarters ended May 1, 1999 and May 2, 1998 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended May 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 30, 1999. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 30, 1999 included in the Company's Annual Report on Form 10-K for such year.

2.       Subsequent Events

On May 18, 1999 (the "Petition Date"), the Company filed a petition for relief (the "Chapter 11 Case") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since the Petition Date, the Company has continued to operate as a debtor-in-possession under the Bankruptcy Code. As a result of the filing of the Chapter 11 Case, all pending litigation against the Company became automatically stayed as provided in the Bankruptcy Code.

On May 18, 1999, interim financing arrangements with Congress Financial Corporation (the "Interim Financing Arrangements") were approved by the Bankruptcy Court. The Interim Financing Arrangements provided for a credit line of $20 million in excess of the amount of the outstanding indebtedness at the Petition Date, which was $47.9 million. The Interim Financing Arrangements covered the period from May 18, 1999 to June 7, 1999. On June 7, 1999, the Bankruptcy Court entered a final order approving a $75 million debtor-in-possession financing (the "DIP Facility") with Congress Financial Corporation. The DIP Facility expires on the earlier of (a) the second anniversary of the DIP Facility, (b) the effective date of a plan of reorganization for the Company, or (c) acceleration following the occurrence of an event of default, and grants to the lender a first priority security interest in substantially all the assets of the Company. Availability under the DIP Facility is subject to certain inventory-related borrowing base requirements. As of June 5, 1999 the Company had borrowings of $32.4 million and letters of credit of $2.9 million outstanding under the DIP Facility, with $17.1 million remaining of availability for borrowings under the DIP Facility. The Company intends to use the DIP Facility during pendency of the Chapter 11 Case to finance its working capital expenditure requirements.

As previously disclosed, as a result of the chapter 11 filing, the Company did not make the interest payment on its 11 7/8% Senior Notes due 2003 (the "Senior Notes"), which payment was due on May 17, 1999. The Senior Notes have been reclassified as long-term debt in default in the current liabilities section of the Balance Sheet.

                                Loehmann's, Inc.

3.       Income Taxes

The provision for income taxes primarily represents alternative minimum tax and state and local taxes for states that do not allow net operating loss carryforwards.

4.       Use of Estimates

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reorganization

Due to sales, gross margin and EBITDA levels in April being under plan, especially in the latter part of the month, there was substantial risk that the Company would be unable to secure sufficient trade credit for the second half of the 1999 fiscal year. As a result, on May 18, 1999 the Company filed a petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy for the District of Delaware. Since the Petition Date, the Company has continued to operate as a debtor-in-possession under the Bankruptcy Code.

The Company's management is in the process of developing a reorganization strategy and is evaluating its operations. Until a reorganization plan is confirmed by the Court, payments of prepetition liabilities are limited to those approved by the Court.

As a result of the chapter 11 filing, the Company has defaulted on certain indebtedness. See "Part II - Item 3 - Defaults Upon Senior Securities."

In its Chapter 11 Case, the Company may, with court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expense resulting from the chapter 11 filing will unfavorably affect results. Moreover, future results may be adversely affected by other claims and factors resulting from the chapter 11 filing.

Liquidity and Capital Resources

For the quarter ended May 1, 1999, net cash provided by operating activities totaled $2.5 million primarily from $3.1 of working capital. Net cash used in investing activities totaled $1.6 million during the quarter ended May 1, 1999, primarily for expenditures related to the new warehouse facility of $0.4 million and for Year 2000 upgrades of $0.6 million.

On May 18, 1999, interim financing arrangements with Congress Financial Corporation (the "Interim Financing Arrangements") were approved by the Bankruptcy Court. The Interim Financing Arrangements provided for a credit line of $20 million in excess of the amount of the

                                Loehmann's, Inc.

outstanding indebtedness at the Petition Date, which was $47.9 million. The Interim Financing Arrangements covered the period from May 18, 1999 to June 7, 1999.

On June 7, 1999, the Bankruptcy Court approved the DIP Facility. The DIP Facility provides for a revolving line of credit and a letter of credit facility aggregating $75.0 million. The DIP Facility expires on the earlier of (a) the second anniversary of the DIP Facility, (b) the effective date of a plan of reorganization for the Company, or (c) acceleration following the occurrence of an event of default. The availability of the revolving line of credit and letters of credit under the DIP Facility is subject to certain inventory-related borrowing base requirements. The indebtedness under the DIP Facility bears interest at variable rates based on LIBOR plus 2.25% or the prime rate plus 0.5%. The DIP Facility contains certain customary covenants (including limitations on indebtedness, liens and restricted payments) but does not contain any financial covenants. The DIP Facility is secured by substantially all of the Company's assets. As of June 5, 1999 the Company had borrowings of $32.4 million and letters of credit of $2.9 million outstanding under the DIP Facility, with $17.1 million of remaining availability for borrowings under the DIP Facility. The Company intends to use the DIP Facility during pendency of the Chapter 11 Case to finance its working capital expenditure requirements.

The Company believes that cash generated from operations and funds available under the DIP Facility will be sufficient to satisfy its cash requirements through fiscal 1999.

Result of Operations - Comparison of the Quarters Ended May 1, 1999 and May 2, 1998

Net sales for the thirteen week period ended May 1, 1999, were $108.2 million as compared to $110.2 million for the comparable period in the prior year, a decrease of approximately $2.0 million or 1.8%. Comparable store sales (sales at stores that were in operation for both periods) decreased by 1.8%.

Gross profit for the thirteen week period ended May 1, 1999, was $34.6 million as compared to $35.1 million for the same period in the prior year. Gross margin decreased to 31.9% from 32.4% in the prior year period. The decrease in margin percent was primarily a result of higher markdowns.

Selling, general and administrative expenses for the thirteen week period ended May 1, 1999, were $31.5 million as compared to $28.6 million during the same period in the prior year, an increase of $2.9 million, or 10.3%. The increase was due primarily to i) advertising expenses of $3.8 million in the first quarter of 1999 compared to $1.8 million in the first quarter of the prior year and ii) increased occupancy costs of $0.6 million due to new stores and the new warehouse facility.

Depreciation and amortization expense for the thirteen week period ended May 1, 1999, was $3.2 million as compared to $3.1 million for the same period in the prior year.

Net interest expense for the thirteen week period ended May 1, 1999 was $3.6 million as compared to $3.5 million for the same period in the prior year, an increase of approximately $0.1 million or 3.4%. The increase in net interest expense primarily resulted from interest expense incurred on increased borrowings under the revolving line of credit.

                                Loehmann's, Inc.

Year 2000

The "Year 2000 Issue" is caused by the fact that computers read dates as two digit numbers. For example, a computer reads the year "1998" as "98". As a result, in the year 2000, computers may be unable to distinguish between the year 1900 and the year 2000, possibly resulting in computer malfunctions or failures.

The efficient operation of the Company's business is dependent in part on its computer software programs and operating system (collectively, Programs and Systems). These Programs and Systems are used in several key areas of the Company's business, including purchasing, inventory management, point-of-sale and financial reporting, as well as in various administrative functions. Certain of these Programs and Systems are maintained by third-party software providers.

The Company is in the process of addressing the Year 2000 issue, and as a result of this process, the Company has identified three phases of its Year 2000
Project: i) inventory, ii) assessment, and iii) remediation and testing. The Company has completed its inventory and assessment of its computer and application software, as well as non-information technology equipment. Plans for establishing compliance have been developed, which include, among other things: the identification of which non-compliant hardware and software will be upgraded or replaced, the timetable and resources (both internal and external) required to achieve those objectives, and the estimated costs. The Company expects to complete remediation and testing of its Programs and Systems by August 1999. Approximately 70% of the necessary upgrades have occurred to date. The majority of this work has been performed by third-party software providers, often as part of existing software maintenance agreements.

The Company is in the process of identifying and communicating with its service providers, financial institutions and suppliers to determine their Year 2000 state of readiness and the extent to which the failure of any of these systems may impact the Company's operations.

Based upon current information, the Company estimates that the costs of addressing the Year 2000 issue have not been material and are expected to continue to be immaterial. The planned expenditures for the Company's Year 2000 project are approximately $1.5 million, of which approximately 60% has been spent. Although the Company is not currently aware of any material operational issues or costs associated with preparing its systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000 issues.

The Company believes that it is difficult to identify its most likely worst case Year 2000 scenario. However, a reasonable worst case scenario would be the failure of major third-party software suppliers to finish their upgrades to both store and financial systems. Continuing failures in these areas could have a material adverse effect on the Company's results of operations. To date, the Company has not established a contingency plan for Year 2000 issues. Where needed, the Company will establish contingency plans, based on actual testing experience, to limit, to the extent possible, the effect of Year 2000 issues on the Company's results of operations. Any such plans would necessarily be limited to situations which the Company can reasonably be expected to control. The Company expects contingency plans to be in place by July 31, 1999.

                                Loehmann's, Inc.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's estimates. Based on the testing done to date, the Company currently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, due to uncertainties inherent in the Year 2000 issue, the Company will develop various courses of action to mitigate the effect of any unforeseen disruptions resulting from failures either by the Company's computer systems, or those of other companies on which the Company's systems and operations rely. Notwithstanding any such contingency plans, if the required modifications and conversions are not made, or are not completed on a timely basis, or the systems of third parties ( i.e. suppliers and financial institutions) with whom the Company relies on directly, or indirectly, to be Year 2000 compliant, are not operational, the Year 2000 could have a material adverse effect on the future results of operations.

                                Loehmann's, Inc.

Part II--Other Information

Item 1.    Legal Proceedings.

On the Petition Date, the Company filed a petition for relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. For more information, see Note 2 - "Subsequent Events."

In its Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the "Form 10-K"), the Company described an action brought by Forty Three Apparel, Inc. against the Company, Robert Friedman (the Chief Executive Officer of the Company), his wife Debbie Friedman and the Bigio Group, LLC a company affiliated with Ms. Friedman.

The lawsuit has been stayed with respect to the Company as a result of the Company's filing a voluntary petition for relief under chapter 11.

Item 3.    Defaults Upon Senior Securities.

As previously disclosed, as a result of the chapter 11 filing, the Company did not make the interest payment on its 11-7/8% Senior Notes due 2003, which payment was due on May 17, 1999. As of the Petition Date, $100.6 million in unpaid principal and interest of such notes was outstanding. Since the notes are an unsecured obligation, the Company may not pay interest during its Chapter 11 Case.

Prior to its Chapter 11 Case, the Company had a $7.9 million unsecured term loan with Fleet Bank, N.A. The term loan was supported by a letter of credit issued under the Company's secured credit facility with Congress Financial Corporation. After the chapter 11 filing, Fleet Bank, N.A. drew on the letter of credit to pay off the term loan. As a result, the indebtedness under the DIP Facility was increased by $7.9 million.

Item 5.    Other Information

Trading Market

Trading in the Company's common stock was halted by the Nasdaq National Market on May 18, 1999. The Company's common stock was delisted from the Nasdaq National Market, effective at the close of business on May 27, 1999. The Company no longer meets the Nasdaq National Market maintenance requirements. The Company has been advised that the common stock is now being traded on the OTC Bulletin Board. No assurance can be given as to the continuing existence or liquidity of any trading market for the common stock.

                                Loehmann's, Inc.

Other Information

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. The Company is currently operating its business as debtor-in-possession under chapter 11 and continuation of the Company as a going concern is contingent upon its ability to comply with its debtor-in-possession financing facility, the Company's ability to generate sufficient cash from operations and its ability to obtain financing sources to meet its future obligations. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include adverse changes in relationships with key factors and vendors, changes in consumer preferences, competition from existing and potential competitors and general economic conditions.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits


         10.1 Ratification and Amendment Agreement, dated as of May 19, 1999, by and between Loehmann's, Inc. as Debtor and Debtor-In-Possession in a case pending under Chapter 11 of the Bankruptcy Code, and Congress Financial Corporation.

         27       Financial Data Schedule (for SEC use only)

(b)  No reports on Form 8-K were filed during the quarter ended May 1, 1999.

                                Loehmann's, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: June 15, 1999


                            Loehmann's, Inc.


                            By   /s/ Robert Glass
                                 ---------------------
                                 Robert Glass
                                 President, Chief Operating Officer and Director