Form 10-Q
period 1999-07-31
LOEHMANNS INC
filed 1999-09-14
CIK 60064

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarter Ended July 31, 1999

                         Commission File Number 0-28410


                                LOEHMANN'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2341356
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      2500 Halsey Street
       Bronx, New York                                             10461
      ------------------                                           -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (718) 409-2000


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of September 10, 1999; 9,052,607 and 26,087, respectively.

                                Loehmann's, Inc.

                                    Contents

Part I--Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets--July 31, 1999 and January 30, 1999........................    1
Statements of Operations--Quarters and six months ended
   July 31, 1999 and August 1, 1998.......................................    2
Statements of Cash Flows--Quarters and six months ended
   July 31, 1999 and August 1, 1998.......................................    3

Notes to Financial Statements.............................................    4

Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition.........................................    6

Part II--Other Information

Item 1. Legal Proceedings.................................................   10

Item 3. Defaults Upon Senior Securities...................................   10

Item 5. Other Information.................................................   11

Item 6. Exhibits and Reports on Form 8-K..................................   11

Signature.................................................................   12

                                Loehmann's, Inc.
                             (Debtor-In-Possession)

                                 Balance Sheets

                                                                                      July 31,       January 30,
                                                                                        1999            1999
                                                                                   ---------------------------------
                                                                                      Unaudited
                                                                                         (In thousands, except
                                                                                              share data)
Assets
Current assets:
   Cash and cash equivalents                                                          $    1,349         $    1,325
   Accounts receivable and other assets                                                   13,631              4,883
   Merchandise inventory                                                                  43,810             69,605
                                                                                   ---------------------------------
Total current assets                                                                      58,790             75,813

Property, equipment and leaseholds                                                        58,509             71,462
Deferred debt issuance costs and other assets, net                                         3,501              3,195
Purchase price in excess of net assets acquired, net                                      37,574             38,223
                                                                                   ---------------------------------
Total assets                                                                          $  158,374         $  188,693
                                                                                   =================================

Liabilities and common stockholders' (deficit) equity
Current liabilities:
   Accounts payable                                                                   $    4,869         $   25,544
   Accrued expenses                                                                       10,339             16,031
   Accrued interest                                                                          299              2,688
   Current portion of long-term debt                                                          70                 70
                                                                                   ---------------------------------
Total current liabilities                                                                 15,577             44,333

Long-term debt:
   Revolving line of credit                                                               21,564             41,880
   Revenue bonds and notes, less current portion                                           2,488              2,523
   11 7/8% senior secured notes                                                                -             95,000
                                                                                   ---------------------------------
Total long-term debt                                                                      24,052            139,403

   Liabilities subject to compromise                                                     146,324                  -

Other noncurrent liabilities                                                               3,550                339

Stockholders' (deficit) equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 9,052,607 shares
     issued and outstanding at July 31, 1999 and January 30, 1999                             90                 90
   Class B convertible common stock, 469,237 shares authorized; 26,087 shares
     issued and outstanding at July 31, 1999 and January 30, 1999                            142                142
   Additional paid-in capital                                                             81,758             81,758
   Accumulated deficit                                                                  (113,119)           (77,372)
                                                                                   ---------------------------------
Total stockholders' (deficit) equity                                                     (31,129)             4,618
                                                                                   ---------------------------------
Total liabilities and stockholders' (deficit) equity                                  $  158,374         $  188,693
                                                                                   =================================

   The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.
                             (Debtor-In-Possession)

                      Statements of Operations (Unaudited)

                                                               Quarter Ended                     Six Months Ended
                                                          July 31,        August 1,         July 31,          August 1,
                                                            1999            1998              1999              1998
                                                    ---------------------------------------------------------------------
                                                                   (In thousands, except per share data)
Net sales                                             $     89,984      $     97,058     $    198,179     $    207,285
Cost of sales                                               66,798            65,739          140,441          138,921
                                                    ---------------------------------------------------------------------
Gross profit                                                23,186            31,319           57,738           68,364

Selling, general and administrative expenses                29,611            26,229           61,153           54,833
Depreciation and amortization                                3,175             2,914            6,365            6,049
                                                    ---------------------------------------------------------------------
Operating (loss) income                                     (9,600)            2,176           (9,780)           7,482

Interest expense, net                                        1,177             3,731            4,837            7,271
                                                    ---------------------------------------------------------------------
(Loss) income before reorganization items and
   income taxes                                            (10,777)           (1,555)         (14,617)             211

Reorganization costs                                        21,064                 -           21,064                -
                                                    ---------------------------------------------------------------------
(Loss) income before income taxes                          (31,841)           (1,555)         (35,681)             211

Provision for income taxes                                      28                64               66               88
                                                    ---------------------------------------------------------------------
(Loss) income before extraordinary item                    (31,869)           (1,619)         (35,747)             123

Extraordinary loss on extinguishment of debt                     -               560                -              560
                                                    ---------------------------------------------------------------------
Net loss applicable to common stock                   $    (31,869)     $     (2,179)    $    (35,747)    $       (437)
                                                    =====================================================================
Earnings per share:
  Basic and diluted:
     (Loss) before extraordinary item                 $      (3.51)     $      (0.18)    $      (3.94)    $       0.01
     Extraordinary item                               $          -      $      (0.06)    $          -     $      (0.06)
                                                    ---------------------------------------------------------------------
     (Loss) after extraordinary item                  $      (3.51)     $      (0.24)    $      (3.94)    $      (0.05)
                                                    =====================================================================
Weighted average number of common shares
outstanding                                                  9,079             9,072            9,079            9,049
Weighted average number of common shares  and
common share equivalents outstanding                         9,079             9,072            9,079            9,190

   The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.
                             (Debtor-In-Possession)

                      Statements of Cash Flows (Unaudited)

                                                               Quarter Ended                     Six Months Ended
                                                          July 31,        August 1,         July 31,          August 1,
                                                            1999            1998              1999              1998
                                                    ---------------------------------------------------------------------
                                                                                (In thousands)
Cash flows used in operating activities
Net loss                                              $    (31,869)     $     (2,179)    $    (35,747)    $        (437)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Reorganization expenses                                19,879                 -           21,063                 -
     Depreciation and amortization                           3,176             2,914            6,365             6,049
     Loss on extinguishment of debt                              -               560                -               560
     Changes in current assets and liabilities:
       Accounts receivable and other assets                 (6,714)              609           (8,748)           (1,036)
       Merchandise inventory                                39,922             9,181           25,795            (1,072)
       Accounts payable                                     (3,482)           (8,999)          11,180               803
       Accrued expenses                                     (4,282)           (3,689)          (2,330)           (7,782)
       Accrued interest                                        456            (2,569)           3,283               266
                                                    ---------------------------------------------------------------------
     Net changes in current assets and liabilities:         25,900            (5,467)          29,180            (8,821)

     Net change in other noncurrent assets and
       liabilities                                           3,676            (1,092)           2,304            (1,153)
                                                    ---------------------------------------------------------------------
Total adjustments, net                                      52,631            (3,085)          58,912            (3,365)
                                                    ---------------------------------------------------------------------
Net cash provided by (used in) operating activities         20,762            (5,264)          23,165            (3,802)
                                                    ---------------------------------------------------------------------
Cash flows used in investing activities
Capital expenditures                                        (1,115)           (2,094)          (2,669)           (4,984)
                                                    ---------------------------------------------------------------------
Net cash used in investing activities                       (1,115)           (2,094)          (2,669)           (4,984)
                                                    ---------------------------------------------------------------------
Cash flows from financing activities
(Repayments) borrowings under credit facility, net         (20,231)            6,537          (20,316)            8,354
Sale of common stock                                             -                59                -                59
Other financing activities, net                               (149)              (24)            (156)              (48)
                                                    ---------------------------------------------------------------------
Net cash (used in) provided by financing activities        (20,380)            6,572          (20,472)            8,365
                                                    ---------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents          (733)             (786)              24              (421)
Cash and cash equivalents at beginning of period             2,082             2,132            1,325             1,767
                                                    ---------------------------------------------------------------------
Cash and cash equivalents at end of period            $      1,349      $      1,346     $      1,349     $       1,346
                                                    =====================================================================

Supplemental disclosure of cash flow information
Cash interest paid during period                      $        679      $      6,656     $      4,837     $       7,169
                                                    =====================================================================

   The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements

1.    Basis of Presentation

Financial accounting and reporting during a chapter 11 case is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition liabilities, which may be subject to settlement, have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheet at July 31, 1999. SOP 90-7 also requires that the Company record all transactions incurred as a result of the chapter 11 filing separately as reorganization items on the statement of operations for the three month and six month periods ended July 31, 1999. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the chapter 11 filing and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. An event or a sale of the Company or parts thereof may necessitate a material write down of assets, including goodwill associated with the Company's businesses. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The balance sheet at July 31, 1999 and the statements of operations and cash flows for the quarters ended July 31, 1999 and May 1, 1999 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 30, 1999 included in the Company's Annual Report on Form 10-K for such year.

2.    Liabilities Subject to Compromise and Reorganization Items

Liabilities subject to compromise in the accompanying balance sheet includes the following amounts at July 31, 1999:

          11 7/8% senior secured notes                       $      95,000
          Accounts payable                                          31,857
          Accrued lease rejection claims                             7,721
          Accrued interest on senior secured notes                   5,672
          Other liabilities                                          6,074
                                                             ==============
          Total liabilities subject to compromise            $     146,324
                                                             ==============

SOP 90-7 requires that the Company record all transactions incurred as a result of the Chapter 11 filing separately as reorganization items. Accordingly, reorganization items included in the statements of operations include the following for the six month period ended July 31, 1999:

          Asset impairments at closed stores                 $      10,368
          Accrued lease rejection claims                             7,433
          Professional fees                                          2,691
          Other liabilities                                            572
                                                             ==============
          Total reorganization costs                         $      21,064
                                                             ==============

3.    Charge for Store Closings

During the second quarter of fiscal 1999, the Company implemented a plan to close 14 underperforming stores and, as a result, recorded a $18.4 million charge to continuing operations. These closures are intended to improve the Company's future profitability and liquidity.

The store closures will be materially completed by the end of September 1999. Net sales and operating income (loss), including certain specifically allocated charges, for these stores were $21.0 million and $ (1.6) million for the six months ended July 31, 1999 and $20.5 million and $0.2 million for the same period in the prior year.

The charge for store closings consisted of write-offs of property, plant and equipment, costs associated with net lease rejection claims and other expenses of $10.4 million, $7.4 million and $0.6 million, respectively.

4.    Income Taxes

The provision for income taxes primarily represents alternative minimum tax and state and local taxes for states that do not allow net operating loss carryforwards.

5.    Use of Estimates

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reorganization

Due to sales, gross margin and EBITDA levels in April 1999 being under plan, especially in the latter part of the month, there was substantial risk that the Company would be unable to secure sufficient trade credit for the second half of the 1999 fiscal year. As a result on May 18, 1999 the Company filed a petition for relief under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since the Petition Date, the Company has continued to operate as a debtor-in-possession under the Bankruptcy Code.

The Company's management is in the process of developing a reorganization plan and is evaluating its operations. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of pre-petition liabilities are limited to those approved by the Bankruptcy Court.

As a result of the chapter 11 filing, the Company has defaulted on certain indebtedness. See "Part II - Item 3 - Defaults Upon Senior Securities."

In its chapter 11 case, the Company may sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expense resulting from the chapter 11 filing will unfavorably affect results. Moreover, future results may be adversely affected by other claims and factors resulting from the chapter 11 filing.

In July 1999, the Company finalized a plan to close 14 underperforming stores and provided for a charge in the amount of $18.4 million. This charge consists of write-offs of property, plant and equipment, costs associated with net lease rejection claims and other expenses of $10.4 million, $7.4 million and $0.6 million, respectively. See Note 3 to the Financial Statements.

Liquidity and Capital Resources

On June 7, 1999, the Bankruptcy Court entered a final order approving a $75 million debtor-in-possession financing (the "DIP Facility") with Congress Financial Corporation. The DIP Facility provides for a revolving line of credit and a letter of credit facility aggregating $75.0 million. The DIP Facility expires on the earlier of (a) the second anniversary of the DIP Facility, (b) the effective date of a plan of reorganization for the Company, or (c) acceleration following the occurrence of an event of default. The availability of the revolving line of credit and letters of credit under the DIP Facility is subject to certain inventory-related borrowing base requirements. The indebtedness under the DIP Facility bears interest at variable rates based on LIBOR plus 2.25% or the prime rate plus 0.5%. The DIP Facility contains certain customary covenants (including limitations on indebtedness, liens and restricted payments) but does not contain any financial covenants. The DIP Facility is secured by substantially all of the Company's assets. As of September 7, 1999 the Company had borrowings of $15.1 million and letters of credit of $1.3 million outstanding under the DIP Facility, with $23.4 million of remaining availability for borrowings under the DIP Facility. The Company intends to use the DIP Facility during pendency of the chapter 11 case to finance its working capital expenditure requirements.

As previously noted, the Company is currently operating its business as a debtor-in-possession under chapter 11 of the Bankruptcy Code. Continuation of the Company as a going concern is contingent upon, among other things, the ability to obtain acceptances from its creditors as provided in the Bankruptcy Code and confirmation by the Bankruptcy Court of a reorganization plan, the ability to comply with its DIP Facility and the Company's ability to return to profitability, generate sufficient cash from operations and obtain financing sources to meet its future obligations. In addition, the Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flow and is currently in default on its Senior Notes. Those matters raise substantial doubt about the Company's ability to continue as a going concern. In the event a plan is confirmed and consummated, continuation of the business thereafter is dependent on the Company's near-term ability to obtain adequate exit financing to meet cash flow obligations and medium-term ability to generate sufficient cash flow to meet its operational and financing requirements.

As a result of operating as a debtor-in-possession, cash provided by operations for the three months ended July 31, 1999, was $20.8 million , of which $20.2 million was used to repay borrowings under the Company's credit facility. For the six months ended July 31, 1999, $23.2 million of cash was generated from operations and repayments on the Company's credit line were $20.3 million.

The Company believes that cash generated from operations and funds available under the DIP Facility will be sufficient to satisfy its cash requirements through fiscal 1999.

Result of Operations - Comparison of the Quarters Ended July 31, 1999 and August 1, 1998

Net sales for the thirteen week period ended July 31, 1999, were $90.0 million as compared to $97.1 million for the comparable period in the prior year, a decrease of approximately $7.1 million or 7.3%. Comparable store sales (sales at stores that were in operation for both periods) decreased by 7.7%. The Company believes that the overall sales decline is partially attributable to the impact of its chapter 11 filing.

Gross profit for the thirteen week period ended July 31, 1999, was $23.2 million as compared to $31.3 million for the same period in the prior year. Gross margin percentage decreased to 25.8% from 32.3% in the prior year period. The decrease in gross profit was due primarily to a charge of $6.1 million for the liquidation of inventory at closed stores, in addition to the decrease in sales for the period. Gross profit from ongoing operations was $29.3 million or 32.6% as a percentage of net sales. The increase in gross margin percentage from ongoing operations was due primarily to an increase in the initial mark-up percentage of 1.2% as a percentage of net sales.

Selling, general and administrative expenses for the thirteen week period ended July 31, 1999, were $29.6 million as compared to $26.2 million during the same period in the prior year, an increase of $3.4 million, or 12.9%. The increase was due primarily to (i) advertising expenses of $3.9 million in the first quarter of 1999 compared to $2.4 million in the first quarter of the prior year and (ii) increased occupancy costs of $0.5 million due to the new distribution facility in Rutherford, New Jersey.

Depreciation and amortization expense for the thirteen week period ended July 31, 1999, was $3.2 million as compared to $2.9 million for the same period in the prior year.

The Company provided for a charge in the amount of $18.4 million for the closing of 14 stores. This charge consists of the write-off of property, plant and equipment, closing expenses and costs associated with net lease rejection claims of $10.4 million, $0.6 million and $7.4 million, respectively. In addition, the Company incurred $2.7 million of other reorganization costs.

Net interest expense for the thirteen week period ended July 31, 1999 was $1.2 million as compared to $3.7 million for the same period in the prior year, an decrease of approximately $2.6 million or 68.5%. Interest expense has not been accrued on the 11 7/8% senior notes since the chapter 11 filing on May 18, 1999. For the thirteen week period ending July 31, 1999, interest expense was $0.5 million compared to $2.8 million for the same period last year. (see "Liquidity and Capital Resources").

Result of Operations--Comparison of the Six Months Ended July 31, 1999 and August 1, 1998

Sales for the six month period ended July 31, 1999 were $198.2 million versus $207.3 million during the comparable period last year, a decrease of $9.1 million, or 4.4%. Comparable store sales (stores that were in operation for both periods) decreased by 4.5%. The Company believes that the overall sales decline is partially attributable to the impact of its chapter 11 filing.

Gross profit for the six month period ended July 31, 1999 was $57.7 million, as compared to $68.4 million for the comparable period last year, an decrease of $10.6 million, or 15.5%. Gross margin percentage decreased to 29.1% from 33.0% in the comparable period last year. The decrease in gross profit was due primarily to a charge of $6.1 million for the liquidation of inventory at closed stores, in addition to the decrease in sales for the period. Gross profit from ongoing operations was $63.8 million or 32.2% as a percentage of net sales.

Selling, general and administrative expenses for the six month period ended July 31, 1999 were $61.2 million as compared to $54.8 million during the comparable period last year, an increase of approximately $6.3 million, or 11.5%. As a percentage of net sales, selling, general and administrative expenses were 30.9% versus 26.5% during the comparable period last year. The increase in selling, general and administrative expenses was due primarily to (i) an increase in advertising expenses of $3.3 million, (ii) increased occupancy costs of $1.0 million due to the new distribution facility and (iii) an increase on payroll related expense of $1.0 million or 3.7% compared to the same period last year.

Depreciation and amortization for the six month period ended July 31, 1999 was $6.4 million as compared to $6.0 million for the comparable period last year, an increase of approximately $0.3 million, or 5.2%.

The Company provided for a charge in the amount of $18.4 million for the closing of 14 stores. This charge consists of the write-off of property, plant and equipment, closing expenses and costs associated with net lease rejection claims of $10.4 million, $0.6 million and $7.4 million, respectively. In addition, the Company incurred $2.7 million of other reorganization costs.

Net interest expense for the six month period ended July 31, 1999 was $4.8 million versus $7.3 million for the comparable period last year, an decrease of $2.5 million, or 33.5%. Interest expense has not been accrued on the Senior Notes since the chapter 11 filing on May 18, 1999. For the twenty six week period ending July 31, 1999 interest expense on the 11 7/8% senior notes was $3.3 million compared to $5.6 million for the same period last year. (see "Liquidity and Capital Resources").

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

The Company is in the process of addressing the Year 2000 issue, and as a result of this process, the Company has identified three phases of its Year 2000
Project: i) inventory, ii) assessment, and iii) remediation and testing. The Company has completed its inventory and assessment of its computer and application software, as well as non-information technology equipment. Plans for establishing compliance have been developed, which include, among other things: the identification of which non-compliant hardware and software will be upgraded or replaced, the timetable and resources (both internal and external) required to achieve those objectives, and the estimated costs. The Company expects to complete remediation and testing of its Programs and Systems by October 1999. Approximately 70% of the necessary upgrades have occurred to date. The majority of this work has been performed by third-party software providers, often as part of existing software maintenance agreements.

The Company has communicated with its service providers, financial institutions and suppliers to determine their Year 2000 state of readiness and the extent to which the failure of any of these systems may impact the Company's operations.

Based upon current information, the Company estimates that the costs of addressing the Year 2000 Issue have not been material and are expected to continue to be immaterial. The planned expenditures for the Company's Year 2000 project are approximately $1.5 million, of which approximately 75% has been spent. Although the Company is not currently aware of any material operational issues or costs associated with preparing its systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000 issues.

The Company believes that it is difficult to identify its most likely worst case Year 2000 scenario. However, a reasonable worst case scenario would be the failure of major third-party software suppliers to finish their upgrades to both store and financial systems. Continuing failures in these areas could have a material adverse effect on the Company's results of operations. To date, the Company has not established a contingency plan for Year 2000 issues. Where needed, the Company will establish contingency plans, based on actual testing experience to limit, to the extent possible, the effect of Year 2000 issues on the Company's results of operations. Any such plans would necessarily be limited to situations which the Company can reasonably be expected to control. The Company expects contingency plans to be in place by October 31, 1999.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's estimates. Based on the testing done to date, the Company currently believes that the Year 2000 Issue will not pose significant operational problems for its computer systems. However, due to uncertainties inherent in the Year 2000 Issue, the Company will develop various courses of action to mitigate the effect of any unforeseen disruptions resulting from failures either by the Company's computer systems, or those of other companies on which the Company's systems and operations rely. Notwithstanding any such contingency plans, if the required modifications and conversions are not made, or are not completed on a timely basis, or the systems of third parties ( i.e. suppliers and financial institutions) with whom the Company relies on directly, or indirectly, to be Year 2000 compliant, are not operational, the Year 2000 Issue could have a material adverse effect on the future results of operations.

Part II.  Other Information

Item 1.  Legal Proceedings.

On May 18, 1999 (the "Petition Date"), the Company filed a petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Since the Petition Date , the Company has continued to operate as a debtor-in-possession under the Bankruptcy Code. As a result of the filing of the chapter 11 case, all pending litigation against the Company became automatically stayed as provided in the Bankruptcy Code.

Item 3.  Defaults Upon Senior Securities.

As previously disclosed, as a result of the chapter 11 filing, the Company did not make the interest payment on its 11-7/8% Senior Notes due 2003, which payment was due on May 17, 1999. As of the Petition Date, $100.6 million in unpaid principal and interest of such notes was outstanding. Since the notes are an unsecured obligation, the Company is not required to pay interest during its chapter 11 case.

Prior to its chapter 11 case, the Company had a $7.9 million unsecured term loan with a bank. The term loan was supported by a letter of credit issued under the Company's secured credit facility with Congress Financial Corporation. As a result of the chapter 11 filing, the bank drew on the letter of credit to pay off the term loan. Because of the draw on the letter of credit, the indebtedness under the DIP Facility was increased by $7.9 million.

Item 5.  Other Information

Other Information

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the Securities Exchange Act of 1934. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. The Company is currently operating its business as debtor-in-possession under chapter 11 of the Bankruptcy Code. Continuation of the Company as a going concern is contingent upon its ability to comply with its debtor-in-possession financing facility, the Company's ability to generate sufficient cash from operations and its ability to obtain financing sources to meet its future obligations. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include adverse changes in relationships with key factors and vendors, changes in consumer preferences, competition from existing and potential competitors, timely and cost effective compliance with the Year 2000 Issue and general economic conditions.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

(a)      Exhibits

            27       Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K:

            Report dated May 18, 1999
            Report dated May 25, 1999

                                Loehmann's, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 14, 1999

                            Loehmann's, Inc.

                            By: /s/ Robert Glass
                                ----------------
                                Robert Glass
                                President, Chief Operating Officer and Director