Form 10-Q
period 1999-10-30
LOEHMANNS INC
filed 1999-12-14
CIK 60064

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarter Ended October 30, 1999

                         Commission File Number 0-28410


                                LOEHMANN'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          22-2341356
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


     2500 Halsey Street
     Bronx, New York                                        10461
-------------------------------                      ---------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code          (718) 409-2000
                                                     ---------------------------

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

Number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of December 10, 1999; 9,053,967 and 26,087, respectively.

                                Loehmann's, Inc.
                             (Debtor-in-possession)


                                    Contents




Part I--Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets--October 30, 1999 and January 30, 1999 ....................     3
Statements of Operations--Quarters and nine months ended
  October 30, 1999 and October 31, 1998 ..................................     4
Statements of Cash Flows--Quarters and nine months ended
  October 30, 1999 and October 31, 1998 ..................................     5

Notes to Financial Statements ............................................     6

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition ..........................................     8

Part II--Other Information

Item 3. Defaults Upon Senior Securities ..................................    12

Item 5. Other Information ................................................    12

Item 6. Exhibits and Reports on Form 8-K .................................    13

Signature ................................................................    14

                                Loehmann's, Inc.
                             (Debtor-in-possession)

                                 Balance Sheets

                                                                                October 30,         January 30,
                                                                                   1999                  1999
                                                                                -------------------------------
                                                                                Unaudited
                                                                                     (In thousands, except
                                                                                          share data)
Assets
Current assets:
   Cash and cash equivalents                                                    $   2,357           $   1,325
   Accounts receivable and other assets                                             6,683               4,883
   Merchandise inventory                                                           63,613              69,605
                                                                                ---------           ---------
Total current assets                                                               72,653              75,813

Property, equipment and leaseholds                                                 56,763              71,462
Deferred debt issuance costs and other assets, net                                  3,512               3,195
Purchase price in excess of net assets acquired, net                               37,248              38,223
                                                                                ---------           ---------
Total assets                                                                    $ 170,176           $ 188,693
                                                                                =========           =========

Liabilities and common stockholders' equity
Current liabilities:
   Accounts payable                                                             $  11,249          $   25,544
   Accrued expenses                                                                14,216              16,031
   Accrued interest                                                                   115               2,688
   Current portion of long-term debt                                                   70                  70
                                                                                ---------           ---------
Total current liabilities                                                          25,650              44,333

Long-term debt:
   Revolving line of credit                                                        22,732              41,880
   Revenue bonds and notes, less current portion                                      311               2,523
   11 7/8% senior notes                                                                 -              95,000
                                                                                ---------           ---------
Total long-term debt                                                               23,043             139,403

   Liabilities subject to compromise                                              142,704                   0

Other noncurrent liabilities                                                        3,855                 339

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 9,053,967
     and 9,052,607 shares issued and outstanding at October 30, 1999 and               90                  90
     January 30, 1999, respectively
   Class B convertible common stock, 469,237 shares authorized; 26,087 shares
     issued and outstanding at October 30, 1999 and January 30, 1999                  142                 142
   Additional paid-in capital                                                      81,758              81,758
   Accumulated deficit                                                           (107,066)            (77,372)
Total stockholders' equity                                                        (25,076)              4,618
                                                                                ---------           ---------
Total liabilities and stockholders' equity                                      $ 170,176           $ 188,693
                                                                                =========           =========

The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.
                             (Debtor-in-possession)

                      Statements of Operations (Unaudited)

                                                                    Quarter Ended                     Nine Months Ended
                                                    October 30,      October 31,     October 30,       October 31,
                                                       1999             1998              1999             1998
                                                    ----------------------------------------------------------------
                                                                          (In thousands, except per share data)
Net sales                                           $ 93,962         $ 112,005       $ 292,141         $ 319,290
Cost of sales                                         60,511            74,081         200,953           213,002
                                                    --------         ---------       ---------         ---------
Gross profit                                          33,451            37,924          91,188           106,288

Selling, general and administrative expenses          26,956            30,450          88,107            85,283
Depreciation and amortization                          2,736             3,001           9,102             9,050
                                                    --------         ---------       ---------         ---------
Operating income (loss)                                3,759             4,473          (6,021)           11,955

Interest expense, net                                    525             3,610           5,363            10,881
                                                    --------         ---------       ---------         ---------
Income (loss) before reorganization items, income
  taxes and extraordinary items                        3,234               863         (11,384)            1,074

Reorganization items                                   2,833                 -         (18,231)                -
                                                    --------         ---------       ---------         ---------
Income (loss) before income taxes and
  extraordinary item                                   6,067               863         (29,615)            1,074

Provision for income taxes                                14                33              80               121
                                                    --------         ---------       ---------         ---------
Income (loss) before extraordinary item                6,053               830         (29,695)              953

Extraordinary loss on extinguishment of debt               -                 -               -               560
                                                    --------         ---------       ---------         ---------
Net income (loss) applicable to common stock        $  6,053         $     830       $ (29,695)        $     393
                                                    ========         =========       =========         =========
Basic earnings per share:
  Income (loss) before extraordinary items          $   0.67         $    0.09       $   (3.27)        $    0.11
  Extraordinary items                                      -                 -               -              0.07
                                                    --------         ---------       ---------         ---------
  Income (loss) after extraordinary item            $   0.67         $    0.09       $   (3.27)        $    0.04
                                                    ========         =========       =========         =========
Diluted earnings per share:
  Income (loss) before extraordinary items          $   0.67         $    0.09       $   (3.27)        $    0.11
  Extraordinary items                                      -                 -               -              0.07
                                                    --------         ---------       ---------         ---------
  Income (loss) after extraordinary item            $   0.67         $    0.09       $   (3.27)        $    0.04
                                                    ========         =========       =========         =========
Weighted average number of common shares
outstanding                                            9,080             9,072           9,080             9,058
Weighted average number of common shares and
common share equivalents outstanding                   9,080             9,168           9,080             9,205

The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.
                             (Debtor-in-possession)

                      Statements of Cash Flows (Unaudited)


                                                                      Quarter Ended                 Nine Months Ended
                                                            October 30,      October 31,     October 30,       October 31,
                                                                 1999             1998              1999             1998
                                                            ----------------------------------------------------------------
                                                                                     (In thousands)
Cash flows used in operating activities
Net income (loss)                                           $  6,053         $    830        $(29,695)         $    393
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Reorganization items                                     (3,283)               -          10,368                 -
     Depreciation and amortization                             2,736            3,001           9,101             9,050
     Loss on extinguishment of debt                                -                -               -               560
     Changes in current assets and liabilities:
       Accounts receivable and other assets                    6,947               30          (1,800)           (1,006)
       Merchandise inventory                                 (19,803)         (21,109)          5,992           (22,181)
       Accounts payable                                        6,380           16,371          17,880            17,174
       Accrued expenses                                        3,630            2,194          11,204            (5,588)
       Accrued interest                                         (184)           2,799           3,099             3,065
                                                            ----------------------------------------------------------------
     Net changes in current assets and liabilities:           (3,030)             285          36,375            (8,536)

     Net change in other noncurrent assets and liabilities       111             (275)           (487)           (1,370)
                                                            ----------------------------------------------------------------
Total adjustments, net                                        (3,466)           3,011          55,357              (296)
                                                            ----------------------------------------------------------------
Net cash provided by  operating activities                     2,587            3,841          25,662                97
                                                            ----------------------------------------------------------------
Cash flows used in investing activities
Capital expenditures                                           (471)           (1,882)         (3,140)           (6,930)
                                                            ----------------------------------------------------------------
Net cash used in investing activities                          (471)           (1,882)         (3,140)           (6,930)
                                                            ----------------------------------------------------------------
Cash flows from financing activities
Borrowings (repayments) under credit facility, net            1,168            (1,599)        (19,148)            6,755
Repayments on revenue bonds and notes                        (2,266)                           (2,212)
Sale of common stock                                              -                 -               -                59
Other financing activities, net                                 (10)              (34)           (130)              (76)
                                                            ----------------------------------------------------------------
Net cash (used in) provided by financing activities          (1,108)           (1,633)        (21,490)            6,738
                                                            ----------------------------------------------------------------
Net  increase (decrease) in cash and cash equivalents         1,008               326           1,032               (95)
Cash and cash equivalents at beginning of period              1,349             1,346           1,325             1,767
                                                            ----------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 2,357          $  1,672         $ 2,357          $  1,672
                                                            ================================================================
Supplemental disclosure of cash flow information
Cash interest paid during period                            $   652          $    820         $ 2,089          $  7,989
                                                            ================================================================

The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements

1.   Basis of Presentation

On May 18, 1999 (the "Petition Date") the Company filed a petition for relief under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since the Petition Date, the Company has continued to operate as a debtor-in-possession under the Bankruptcy Code.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 proceedings and circumstances relating to this event, including the Company's debt structure and its recurring losses, such realization of assets and liquidation of liabilities are subject to uncertainty, as is the ability of the Company to continue as a going concern. In the Chapter 11 proceedings, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 proceedings have been segregated and classified as liabilities subject to settlement in the balance sheets. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as a debtor-in-possession. Schedules have been filed by the Company with the Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and either amicably resolved or adjudicated. The ultimate amount of and settlement terms for such are not presently determinable.

Financial accounting and reporting during a chapter 11 case is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, pre-petition liabilities, which may be subject to settlement, have been classified as liabilities subject to compromise in the accompanying balance sheet at October 30, 1999. SOP 90-7 also requires that the Company record all transactions incurred as a result of the chapter 11 filing separately as reorganization items on the statement of operations for the three month and nine month periods ended October 30, 1999.

The Company is operating its business during the reorganization process and has a $75 million debtor-in-possession financing facility (the "DIP Facility"). The Company believes that the DIP Facility will allow it to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements, for the remainder of the fiscal year. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The balance sheet at October 30, 1999 and the statements of operations and cash flows for the quarters ended October 30, 1999 and October 31, 1998 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended October 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 30, 1999 included in the Company's Annual Report on Form 10-K for such year.

2.   Liabilities Subject to Compromise and Reorganization Items

Liabilities subject to compromise in the accompanying balance sheet includes the following amounts at October 30, 1999:


          11 7/8% senior notes                              $  95,000
          Accounts payable                                     32,175
          Accrued interest on senior notes                      5,672
          Accrued lease rejection claims                        4,150
          Other liabilities                                     5,707
                                                            ---------
          Total liabilities subject to compromise           $ 142,704
                                                            =========

SOP 90-7 requires that the Company record all transactions incurred as a result of the Chapter 11 filing separately as reorganization items. Accordingly, reorganization items included in the statements of operations include the following for the nine month period ended October 30, 1999:



          Write-off of asset at closed stores               $ 10,368

          Professional fees                                    4,156
          Accrued lease rejection claims                       4,150
          Proceeds from sale of leases                        (2,365)
          Other                                                1,922
                                                            --------
          Total reorganization costs                        $ 18,231
                                                            ========

3.   Charge for Store Closings

During the second quarter of fiscal 1999, the Company implemented a plan to close 14 underperforming stores. These closures were intended to improve the Company's future profitability and liquidity.

The store closures were completed during the third quarter. Net sales and operating income (loss), including certain specifically allocated charges, for these stores were $21.0 million and $ (2.0) million for the nine months ended October 30, 1999 and $31.9 million and $0.2 million for the same period in the prior year.

During the quarter ended October 30, 1999, certain of the leases of the closed stores were sold at a Bankruptcy Court authorized auction. The net proceeds from the sales were $2.4 million. As of

December 10, 1999, the Company has received $1.9 million of such proceeds as the remaining $0.5 million is subject to certain contingencies. In addition, an adjustment was made to the amount previously accrued for lease rejection claims in the amount of $2.7 million. The charge for store closings for the nine months ended October 30, 1999 consisted of :

          Write-offs of property, plant and equipment       $10,368
          Lease rejection claims                              4,150
          Proceeds from the sale of leases                   (2,365)
          Other expenses                                        572
                                                            -------
          Charge for store closings                         $12,725
                                                            =======

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

The Company's management is in the process of developing a reorganization plan and continues to evaluate its operations. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of pre-petition liabilities are limited to those approved by the Bankruptcy Court.

As a result of the chapter 11 filing, the Company has defaulted on certain indebtedness. See "Part II Item 3 - Defaults Upon Senior Securities".

In its chapter 11 case, the Company may sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expense resulting from the chapter 11 filing will unfavorably affect results. Moreover, future results may be adversely affected by other claims and factors resulting from the chapter 11 filing.

Liquidity and Capital Resources

As previously mentioned, the Company has a DIP Facility which provides for a revolving line of credit and a letter of credit facility aggregating $75.0 million. The DIP Facility expires on the earlier of (a) the second anniversary of the DIP Facility, (b) the effective date of a plan of reorganization for the Company, or (c) acceleration following the occurrence of an event of default. The availability of the revolving line of credit and letters of credit under the DIP Facility is subject to certain inventory- related borrowing base requirements. The indebtedness under the DIP Facility bears interest at variable rates based on LIBOR plus 2.25% or the prime rate plus 0.5%. The DIP Facility contains certain customary covenants (including limitations on indebtedness, liens and restricted payments) but does not contain any financial covenants. The DIP Facility is secured by substantially all of the Company's assets. As of December 6, 1999 the Company had borrowings of $17.0 million and letters of credit of $2.2 million outstanding under the DIP Facility, with $23.6 million of remaining availability for borrowings under the DIP Facility. The Company intends to use the DIP Facility during the pendency of the chapter 11 case to finance its working capital and capital expenditure requirements.

As a result of operating as a debtor-in-possession, cash provided by operations for the nine months ended October 30, 1999, was $25.7 million, of which $19.1 million was used to repay borrowings under the Company's DIP Facility. For the three months ended October 30, 1999, $2.6 million of cash was generated from operations and borrowings on the Company's credit line were $1.2 million.

As previously noted, the Company is currently operating its business as a debtor-in-possession under chapter 11 of the Bankruptcy Code. Continuation of the Company as a going concern is contingent upon, among other things, confirmation by the Bankruptcy Court of a reorganization plan, the Company's ability to return to profitability and generate sufficient cash from operations.

The Company believes that cash generated from operations and funds available under the DIP Facility will be sufficient to satisfy its cash requirements through fiscal 1999.

Results of Operations - Comparison of the Quarters Ended October 30, 1999 and October 31, 1998

Net sales for the thirteen week period ended October 30, 1999, were $94.0 million as compared to $112.0 million for the comparable period in the prior year, a decrease of approximately $18.0 million or 16.1%. Comparable store sales (sales at stores that were in operation for both periods) decreased by 6.3%. The Company believes that the overall sales decline is attributable to a reduction of promotional activity, which decreased sales but had a positive impact on gross margin.

Gross margin for the thirteen week period ended October 30, 1999, was $33.5 million as compared to $37.9 million for the same period in the prior year. Gross margin percentage increased to 35.6% from 33.9% in the prior year period. The increase in gross margin percentage was due primarily to lower markdowns. As part of the Company's strategic initiatives, it has put renewed emphasis on offering everyday low prices in the stores and has reduced its point-of-sale markdowns and price promotions.

Selling, general and administrative expenses for the thirteen week period ended October 30, 1999, were $27.0 million as compared to $30.5 million during the same period in the prior year, a decrease of $3.5 million, or 11.5%. The decrease was due primarily to the closing of fourteen stores at the end of July 1999.

Depreciation and amortization expense for the thirteen week period ended October 30, 1999, was $2.7 million as compared to $3.0 million for the same period in the prior year.

Reorganization items resulted in $2.8 million of income due to the (1) net proceeds of $2.4 million from the sale of leases at the closed stores, (2) a reversal of an accrual for lease termination costs of $3.2 million and (3) reorganization expenses of $2.8 million.

Net interest expense for the thirteen week period ended October 30, 1999 was $0.5 million as compared to $3.6 million for the same period in the prior year, a decrease of approximately $3.1 million or 85.4%. Interest expense for the same period last year included interest of $2.8 million on the 11 7/8% senior notes (the "Senior Notes"). No interest has been accrued on the Senior Notes since the Petition Date. (See "Liquidity and Capital Resources").


Results of Operations--Comparison of the Nine Months Ended October 30, 1999 and October 31, 1998

Sales for the nine month period ended October 30, 1999 were $292.1 million versus $319.3 million during the comparable period last year, a decrease of $27.1 million, or 8.5%. Comparable store sales (stores that were in operation for both periods) decreased by 5.1%. The Company believes that the overall sales decline is partially attributable to the second quarter impact of its chapter 11 filing and the reduced promotional activity in the third quarter.

Gross margin for the nine month period ended October 30, 1999 was $91.2 million, as compared to $106.3 million for the comparable period last year, a decrease of $15.1 million, or 14.2%. Gross margin percentage decreased to 31.2% from 33.3% in the comparable period last year. The decrease in gross margin was due primarily to an inventory liquidation charge of $6.1 million at the closed stores. Gross margin from ongoing operations was $92.1 million or 34.0% as a percentage of net sales.

Selling, general and administrative expenses for the nine month period ended October 30, 1999 were $88.1 million as compared to $85.3 million during the comparable period last year, an increase of approximately $2.8 million, or 3.3%. As a percentage of net sales, selling, general and administrative expenses were 30.2% versus 26.7% during the comparable period last year. The increase in selling, general and administrative expenses was due primarily to an increase in advertising expense of $2.0 million in the first six months of the year compared to last year.

Depreciation and amortization for the nine month period ended October 30, 1999 was $9.1 million as compared to $9.0 million for the comparable period last year, an increase of approximately $0.1 million, or 0.6%.

The Company has provided for a charge in the amount of $12.7 million for the closing of 14 stores. This charge consists of the write-off of property, plant and equipment, closing expenses and costs associated with lease rejection claims of $10.4 million, $0.6 million and $4.2 million, respectively. These charges were offset by the proceeds from the sales of leases of $2.4 million. The Company also incurred $5.5 million of other reorganization costs including $4.2 million for professional fees, $0.9 million for severance costs and $0.4 million for other reorganization costs.

Net interest expense for the nine month period ended October 30, 1999 was $5.4 million versus $10.9 million for the comparable period last year, a decrease of $5.5 million, or 50.7%. Interest expense has not been accrued on the Senior Notes since the Petition Date and as a result interest expense for the thirty nine week period ending October 30, 1999 on the Senior Notes was $3.3 million compared to $8.5 million for the same period last year. (See "Liquidity and Capital Resources").


Year 2000

The Year 2000 ("Y2K") issue is caused by the fact that computers read dates as two digit numbers. For example, a computer reads the year "1998" as "98". As a result, in the year 2000, computers may be unable to distinguish between the year 1900 and the year 2000, possibly resulting in computer malfunctions or failures.

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

The Company addressed the Y2K issue in three phases: (1) inventory, (2) assessment, and (3) remediation and testing. The Company has completed all three phases of the process and believes that its Programs and Systems are Y2K compliant. The majority of this work was performed by third-party software providers, often as part of existing software maintenance agreements.

The Company has communicated with its service providers, financial institutions and suppliers to determine their Y2K state of readiness and the extent to which the failure of any of these systems may impact the Company's operations.

Based upon current information, the Company estimates that the costs of addressing the Y2K Issue have not been material. The expenditures for the Company's Y2K project as of October 30, 1999 were approximately $1.4 million. The Company currently estimates that the aggregate cost of its Y2K project to be $1.5 million.

The Company believes that its Programs and Systems, which support its critical functions, will be ready for the transition to the Year 2000. There can be no assurance, however, that similar unresolved issues for key third parties (including financial services, suppliers and transportation services) will not cause an adverse effect on the Company. Due to uncertainties inherent in the Y2K Issue, the Company has developed various courses of action to mitigate the effect of any unforeseen disruptions resulting from failures either by the Company's computer systems, or those of other companies on which the Company's systems and operations rely. Although the Company believes that its efforts to address the Y2K issue will be sufficient to avoid material adverse impact on the Company, there can be no assurance that these efforts will be fully effective.
Part II. Other Information

Item 3.   Defaults Upon Senior Securities.

As previously disclosed, in connection with the chapter 11 filing, the Company did not make the interest payment on its Senior Notes due 2003, which payment was due on May 17, 1999. As of the Petition Date, $100.6 million in unpaid principal and interest of such notes was outstanding. Since the notes are an unsecured obligation, the Company is not required to pay interest during its chapter 11 case.

Item 5.   Other Information

Other Information

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the Securities Exchange Act of 1934. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. The Company is currently operating its business as debtor-in-possession under chapter 11 of the Bankruptcy Code. Continuation of the Company as a going concern is contingent upon its ability to comply with its debtor-in-possession financing facility, the Company's ability to generate sufficient cash from operations and its ability to obtain financing sources to meet its future obligations. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include adverse changes in relationships with key factors and vendors, changes in consumer preferences, competition from existing and potential competitors, key third-party compliance with the Year 2000 issue and general economic conditions.

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

                         None

                                Loehmann's, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: December 14, 1999


                              Loehmann's, Inc.


                              By /s/ Robert Glass
                                 -----------------------------------------------
                                 Robert Glass
                                 President, Chief Operating Officer and Director