Form 10-K
period 2000-01-29
LOEHMANNS INC
filed 2000-05-12
CIK 60064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 29, 2000

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of registrant as of April 20, 2000 was $932,449.

         The Company had 9,053,967 shares of Common Stock and 26,087 shares of Class B Common Stock outstanding as of April 20, 2000.

PART I.

ITEM 1.  BUSINESS

The Company

         Loehmann's, Inc. ("Loehmann's" or the "Company"), founded in 1921 as the "Original Designer Outlet," is a leading national specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories, and shoes offered at prices that are typically 30% to 65% below department store prices. The Company believes it is one of the largest national upscale off-price specialty retailers in the industry. The Company has a strong brand name, loyal customer base and long-standing relationships with leading designers and vendors of quality merchandise. The Company's target customers are relatively affluent women between the ages of 30 and 55 who are attracted to designer and other name brand merchandise offered at exceptional values. As of April 20, 2000, the Company operated 44 stores in major metropolitan markets located in 17 states.

Chapter 11 Filing

         On May 18, 1999 (the "Petition Date"), Loehmann's filed a petition for relief under chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware. Since the Petition Date, the Company has continued to operate its business and manage its properties as a debtor-in-possession.

         On March 24, 2000, the Company filed a Disclosure Statement (the "Disclosure Statement) and a Plan of Reorganization (the "Plan Of Reorganization") with the Bankruptcy Court. The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Company's chapter 11 case and the anticipated organization, operation and financing of reorganized Loehmann's ("Reorganized Loehmann's"). The Disclosure Statement also describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan, and the manner in which distributions will be made to the Company's creditors under the Plan of Reorganization for all amounts that were owed to such parties on the Petition Date. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

         The Plan of Reorganization divides the Company's creditors into six classes: Other Priority Claims (Class 1); Other Secured Claims (Class 2); DIP Financing Claims (Class 3); Convenience Claims (Class 4); General Unsecured Claims (Class 5) and Equity Interest (Class 6). Administrative Claims and Priority Tax Claims against the Company have not been classified as provided in the Bankruptcy Code. The definitions for each class of claims is set forth in the Plan of Reorganization and creditors are urged to consult the Plan of Reorganization.

         In general, the Plan of Reorganization provides that holders of Administrative Claims, Priority Tax Claims, Other Priority Claims, and DIP Financing Claims will either receive payment in full in cash on account of their claims or such other treatment as set forth in the Plan of Reorganization. Holders of General Unsecured Claims against the Company will receive their pro rata share of 5,000,000 shares of new common stock of Reorganized Loehmann's. Unsecured creditors holding claims of $2,000 or less will receive cash equal to 50% of the allowed amount of such claim. Holders of claims in excess of $2,000 will be permitted to reduce their claims to $2,000 to receive such treatment.

         Finally, holders of Loehmann's Common Stock (and other instruments evidencing ownership in Loehmann's) will receive no distributions under the Plan of Reorganization and such instruments will be canceled.

         The Plan of Reorganization also sets forth certain information, means for implementation of the Plan of Reorganization, the effect of rejection of the Plan of Reorganization by one or more classes of claims or interests, provisions for how distributions will be made to the Company's creditors, the treatment of executory contracts and leases and conditions precedent to confirmation of the Plan and the occurrence of the effective date of the Plan.

         On April 24, 2000, an order was approved by the Bankruptcy Court (i) approving the disclosure statement, (ii) establishing solicitation, voting, and tabulation procedures and deadlines, and (iii) scheduling a hearing to consider confirmation of the Plan of Reorganization, (iv) establishing deadlines and procedures for filing objections to confirmation of the Plan of Reorganization and (v) approving form and manner of notice of confirmation hearing.

         Although the Plan of Reorganization provides for the Company's emergence from bankruptcy, there can be no assurances given that the Plan will be confirmed by the Bankruptcy Court, or that such Plan will be consummated. At this time, it is not possible to predict the outcome of the Company's chapter 11 case or its effect on the Company's business.

Corporate Structure

         Loehmann's is a Delaware corporation with no subsidiaries. As of January 29, 2000, the Company had authorized 25,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") and 469,237 shares of Class B common stock, par value $0.01 per share (the "Class B Common Stock"), of which 9,053,967 shares of Common Stock and 26,087 shares of Class B Common Stock were issued and outstanding.

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

         The Plan of Reorganization as filed with the Bankruptcy Court on March 24, 2000 provides that all stockholders and option holders of the Company shall not be entitled to, and shall not, receive any property or interest in property on account of their shares of Common Stock and options to purchase Common Stock. If the Plan of Reorganization is approved, the Company's unsecured creditors will receive all of the Company's Common Stock. As discussed above, the Plan of Reorganization has not yet been approved by the Company's creditors or confirmed by the Bankruptcy Court. No assurance can be given that such approvals will be obtained.

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

Industry Overview

         Women's Apparel

         According to published reports, total retail sales of women's apparel and accessories in the United States were in excess of $96.0 billion in 1999. The womenswear industry is served by a variety of distribution channels including department stores, specialty stores and off-price retailers.

         The women's apparel industry is categorized into five product classifications: designer, bridge, better, moderate and budget. Designer merchandise is the most expensive product classification and is characterized by high fashion styling. Designer brands include Donna Karan, Calvin Klein, Ralph Lauren and Anne Klein. Bridge products are typically brand name merchandise which may carry designer labels but are less expensive than the designer classification and allow customers to purchase designer-like merchandise at below designer prices. Bridge brands include DKNY, Anne Klein II, CK/Calvin Klein, Emanuel and Tahari. Apparel in the better classification carries brand name labels but is less expensive than bridge apparel. Better brands include BCBG, Jones New York, Kasper, Polo and Harve Benard. Merchandise in the moderate classification is also generally brand name but is a less expensive product category. Moderate brands include Leslie Fay. Budget merchandise is the least expensive product classification.

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

         Emphasis on In-Season High Quality Merchandise

         The Company offers a wide selection of in-season, high-quality, name brand merchandise. The Company, like finer department stores, is known for carrying name brand merchandise, including Donna Karan, Calvin Klein, Ralph Lauren, Tahari, Dana Buchman, and Emanuel.

         Value Pricing

         The Company provides its customers with exceptional value by offering its merchandise at prices that are typically 30% to 65% below prices charged by department stores for the same items and that are comparable to prices charged by other off-price retailers.

         Capitalize on Long-Standing Vendor Relationships

         Loehmann's believes that it is a popular choice for well known designers who believe that their prestige will be preserved by having their merchandise offered by Loehmann's because of its high quality image and affluent customer base. Loehmann's long-standing vendor relationships and its ability to sell large quantities of goods have provided the Company with ready access to a wide selection of merchandise.

         Broader Merchandise Categories

         The Company has broadened its appeal over the past several years by expanding its merchandise mix to include men's, gifts, shoes, young contemporary, fragrances and a broader range of accessories and intimate apparel. These items, which typically generate higher gross margins than the Company's traditional apparel categories, accounted for approximately 33% of the Company's net sales in fiscal 1999, an increase from 21% in fiscal 1995.

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

Merchandising

         Selection

         The Company offers a wide selection of women's sportswear, dresses, suits, outerwear, coats, accessories, intimate apparel and shoes, as well as a selection of gifts and men's furnishings. The Company does not offer budget merchandise in its stores. Most of the Company's merchandise is in-season and is, therefore, generally available at Loehmann's during the same selling season as it is available in department stores. The Company offers name-brand merchandise from designers such as Anne Klein, Calvin Klein, Donna Karan and Ralph Lauren.

         The following table shows the percentages of the Company's net sales attributable to its various product categories for fiscal 1995 through fiscal 1999:

                                     1995        1996       1997        1998        1999
                                     ----        ----       ----        ----        ----
Sportswear .......................   47.6%      48.1%       47.8%       47.0%       45.8%
Dresses and suits ................   26.0       24.6        22.9        17.3        16.6
Coats and outerwear ..............    5.1        5.0         4.7         4.4         4.2
Accessories/intimate apparel .....   14.5       14.6        13.6        13.0        12.6
Shoes ............................    5.5        5.8         6.5         6.1         5.9
Men's ............................      -          -         2.5         7.6        10.1
Gifts.............................      -         .3          .6         1.7         2.3
Other ............................    1.3        1.6         1.4         2.9         2.5

Total ............................  100.0%     100.0%      100.0%      100.0%      100.0%

         All Loehmann's stores carry items from each of its merchandise categories. However, the allocation of merchandise among the stores varies based upon factors relating to the demographics and geographic location of each store as well as the size of the store and its ability to display adequately the merchandise.

         Pricing

         The Company seeks to provide its customers with exceptional value by offering its merchandise at prices that are typically 30% to 65% below prices charged by department stores for the same items and that are comparable to or lower than prices charged by other off-price retailers. The Company's central buying staff adheres to a disciplined approach of acquiring merchandise that enables the Company to consistently offer its merchandise at favorable prices. Each item of merchandise offered by the Company carries a price tag displaying the Company's price as well as the typical department store's initial price for the same item.

         The Company has historically used a cyclical permanent markdown policy to reduce prices automatically as goods age. Over the past several years, this policy was modified in response to a more promotional competitive environment. As department stores increased their promotional pricing, Loehmann's included promotional coupons in its customer mailings. These coupons generally allow customers to receive a discount on any merchandise in the store. The popularity of these coupons had resulted in an increase in point-of-sale markdowns, which the Company had partially offset by decreasing permanent markdowns. The Company has returned to a cyclical permanent markdown policy.

Vendor Relationships and Purchasing

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

         The Company maintains its own central buying staff, comprised of 16 experienced off-price buyers, many of who also have extensive experience with traditional department stores. Historically, the Company has had very low turnover within its buying group, enabling Loehmann's to capitalize on an experienced, respected group of buyers capable of enhancing the Company's already strong vendor relationships.

Store Layout

         The Company's store format and merchandise presentation are designed to project the image of deep discount and exceptional value, as well as to emphasize the Company's niche as the off-price equivalent of an upscale specialty store. The Company's stores are divided into two shopping areas: a large, open selling area with wall-to-wall merchandise and a smaller, separate, and more intimate area called The Back Room. All stores are low maintenance, simple and functional facilities designed to maximize selling space and contain overhead costs. Store layouts are flexible in that product groupings can be easily moved or expanded. All stores have two or more communal fitting rooms. However, in response to customer preferences, private fitting rooms have been added in most stores. Because Loehmann's is committed to maintaining virtually all of its in-store inventory on the selling floor, its stores do not require significant space devoted to inventory storage.

         Loehmann's presents moderate and better sportswear, dresses and suits, as well as all outerwear, men's, accessories, intimate apparel and shoes on the main selling floor. Designer, bridge and import merchandise, including evening dresses and suits, are displayed in The Back Room. The Back Room provides a key point of differentiation to the consumer, as it projects the image of designer goods sold in a no-frills environment and, therefore, at exceptional values. Although Loehmann's estimates that The Back Room generally accounts for only approximately 10% to 15% of a typical store's selling space, The Back Room has historically generated approximately 27% of the company's apparel revenues.

Distribution

         The Company operates two distribution facilities: a 126,000 square foot centralized distribution center located at the Company's Bronx's headquarters and a 272,000 square foot facility in Rutherford, New Jersey. The Company began leasing the Rutherford facility in May 1999. That facility replaces a 150,000 square foot warehouse facility in Secaucus, New Jersey and a 32,000 square foot satellite facility the Company formerly maintained in the Bronx.

          As merchandise arrives at the distribution center, it is priced, ticketed, assigned to individual stores by the Company's merchandising systems, packaged for delivery and transported to the stores.

Marketing and Advertising

         Over the years, Loehmann's has principally relied on word-of-mouth advertising. In the last three fiscal years, Loehmann's has significantly increased its advertising expenditures, predominantly for direct mail and, to a lesser extent, for newspaper advertising.

         A significant portion of Loehmann's advertising efforts involve direct mail announcements to members of The Insider Club, a free membership program. Members receive notification of special events throughout the year and a 15% discount on their birthdays. The list of members now includes approximately one million active customers (those who have shopped at Loehmann's within the past 12 months). Loehmann's has developed a database of customer information from Insider Club members. This database allows Loehmann's to track purchase activity of current customers. These customers accounted for approximately 75% of total company sales in fiscal 1999.

Store Operations

         The Company's stores are organized into several geographic districts, each with a regional manager. Regional managers monitor the financial performance of the stores in their respective geographic districts and frequently visit stores to ensure adherence to the Company's merchandising, operations and personnel standards. The typical staff for a Loehmann's store consists of a store manager, a number of associate and department managers, sales specialists and additional full and part-time hourly associates depending upon the store's needs.

         Senior management meets with the regional managers on a periodic basis to maintain a clear line of communication. In addition, mystery shoppers shop the stores to help ensure that sales associates are friendly, helpful and maintain all of the company's merchandising, customer service and loss prevention standards. New store management personnel currently complete a training program at a designated training store before assuming management responsibility. Sales specialists receive product and customer service training at the store level.

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

         The Company has outside service contracts to maintain its computer software programs and all modifications and conversions in respect with Year 2000 issues were completed on a timely basis. The total dollar amount that the Company spent to address the year 2000 issue did not have a material financial impact.

Employees

         As of April 20, 2000, the Company had 2,185 employees, of whom 1,629 were store sales and clerical employees, 158 performed store managerial functions, and 398 were corporate and warehouse personnel. Except for managerial employees, professional support staff and the Company's buyers, all employees are paid on an hourly basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

Trademark and Service Mark

         Loehmann's name is registered as a trademark and a service mark with the United States Patent and Trademark Office. Loehmann's believes its trademark and service mark have received broad recognition and their continued existence is important to the Company's business.

Competition

         The off-price fashion apparel business is highly competitive. The Company competes primarily with finer department stores by offering a wide selection of comparable quality merchandise at significantly lower prices. Many department stores have increased their promotional efforts, although such promotions are typically focused on moderate merchandise. Should finer department stores continue to price more aggressively, the Company's margins may be adversely affected. Most of the department stores and some of the off-price and discount retailers with which the Company competes have access to substantially greater financial and marketing resources than those available to the Company.

         The Company also faces competition from factory outlet malls and a variety of off-price and discount retailers, some of which are relatively new companies, but many of which are established retail chains or divisions thereof. Such competitors include Marshall's, Saks Off 5th, Syms, Burlington Coat Factory and T.J. Maxx.

Restructuring Activities

         Since the Petition Date, management of the Company and its advisors in the bankruptcy proceedings have conducted an extensive analysis of business operations with the objective of making the changes necessary to improve operating performance. The Company has devised a comprehensive strategy to define, manage and operate the business going forward including the following:

         The Back Room

         The Back Room is a separate area of each Loehmann's store that is smaller and more intimate than the large, open selling area. The Back Room offers a large assortment of bridge and designer apparel and provides a key point of differentiation for the Company in the women's apparel market. The Company has expanded the Back Room inventory to re-establish its unique niche and use this more exclusive, high-end merchandise to attract customers and increase sales.

         Consistent Value

         The Company derives its competitive advantage from its ability to consistently offer merchandise at prices 30% to 65% below department stores prices. In order to promote its positioning as offering the best everyday low prices, the Company has modified its promotional strategies. The Company believes that it can offer a more consistent and distinguishable value proposition if merchandise is priced using permanent markdowns as opposed to promotional events and point-of-sale markdowns. By taking timely permanent markdowns, the Company will also be able to better control inventory and gross margins.

         Cost Reductions

         The Company has restructured its corporate management and as a result has reduced corporate expenses by approximately $4.0 million on a annual basis. These reductions were made in July 1999 and in January 2000. In addition, as a result of the chapter 11 filing the Company has the opportunity to renegotiate leases with landlords to achieve rent reductions. The Company expects these negotiations will be concluded shortly.

Risk Factors

         An investment in the Company is subject to certain risks. These risks are associated with the Company's chapter 11 case, its history of losses, the ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, potential disruptions in the relationships established with certain vendors and the Company's reliance on key personnel. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. See "Special Note Regarding Forward-looking Statements."

         History of Losses

         The Company has incurred net losses in each fiscal year since fiscal 1995. There can be no assurance that such losses will not continue in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Competition

         All aspects of the women's apparel industry, including the off-price retail segment, are highly competitive. The Company competes primarily with department stores, other off-price retailers, specialty stores, discount stores and mass merchandisers, many of which have substantially greater financial and marketing resources than the Company. Finer department stores, which constitute the Company's principal competitors, offer a broader selection of merchandise and higher quality service. In addition, many department stores have become more promotional and have reduced their price points, and certain finer department stores and certain of the Company's vendors have opened outlet stores which offer off-price merchandise in competition with the Company. Accordingly, the Company may face periods of intense competition in the future which could have an adverse effect on its financial results. See "Competition."

         Adequate Sources of Merchandise Supply

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

Special Note Regarding Forward-looking Statements

         Certain statements under the captions "Business," "Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K or incorporated by reference herein, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence or absence of adverse publicity; availability and terms of trade credit and other financing; availability, locations and terms of sites for store development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations; construction costs; the timing of and success in obtaining approvals for the Plan of Reorganization; the successful implementation of restructuring activities and initiatives; and other factors referenced in this report.

ITEM 2.  PROPERTIES

         As of April 20, 2000, the Company operated 44 stores in 17 states. The Company does not own any of its stores and has no manufacturing facilities.

         Indicated below is a listing of the regions in which the Company operates its stores:

                                                   Percent of
         Region                     Number of   Fiscal Year 1999
                                     Stores         Sales (1)
         ---------------------------------------------------------
         California ...........              12             30.4%
         New York  ............               7              23.5
         New Jersey ...........               5              11.0
         Other Mid-Atlantic ...               4               9.0
         Florida ..............               4               8.8
         Midwest ..............               3               4.4
         Texas ................               3               4.2
         Other West ...........               3               3.6
         Other Southeast ......               2               3.0
         New England ..........               1               2.1
                                            ---            ------
                                             44             100.0%
                                            ===            ======

          (1) These percentages exclude sales from the Company's fourteen stores closed in fiscal 1999 and the eleven stores closed in March 2000.

Leases

         The Company follows the general industry practice of leasing all of its stores. The Company's stores range in size from 9,000 to 60,000 square feet and are held under leases expiring from 2000 to 2021, excluding option periods. The leases for the company's stores typically provide for a 15- to 20-year term with three five-year renewals that are automatic unless the Company elects to terminate the lease. The rental rate is a fixed amount rather than a contingent payment based on a store's gross sales. The leases typically contain tax escalation clauses and require the Company to pay insurance, utilities, repair and maintenance expenses. Increases in the fixed rent payable during the renewal terms are generally less than 10% to 15% of the base rent (although this percentage may increase for new stores). The leases have initial or renewal terms expiring as follows: 1999-2000 (6 stores); 2001-2003 (13 stores); 2004-2006 (8 stores); and 2007 and later (17 stores).

         The six leases that expire by year-end fiscal 2000 have renewal options. The Company has generally been successful in renewing its store leases as they expire.

         The Company leases the land for its 153,000 square foot facility located in the Bronx, New York, which serves as its corporate headquarters and as the site of its central warehousing and distribution operations (the "Bronx Facility"). This facility contains 27,000 square feet of office space and 126,000 square feet of warehouse space. The ground lease with respect to the land on which the facility is situated provides for aggregate annual base rental payments of $37,500. The lease expires in 2010, but is renewable at certain increased rates until 2050. The Bronx Facility is subject to a mortgage with the City of New York, "Industrial Development Bonds," which the Company believes will be paid off by the Confirmation Hearing. Loehmann's' lease for the Rutherford, New Jersey facility provides for annual rental payments of $1,251,000.

ITEM 3. LEGAL PROCEEDINGS

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

         Forty Three Apparel, Inc. v. Loehmann's Department Stores, Inc., The Bigio Group, LLC, Debbie Friedman and Robert Friedman (Bankr. Ct. S.D.N.Y.). On December 10, 1998, a complaint was filed by Forty Three Apparel, Inc. against the Company in the United States Bankruptcy Court for the Southern District of New York. The complaint also named, as co-defendants, Robert Friedman (the Chief Executive Officer of the Company), his wife, Debbie Friedman and the Bigio Group, LLC, a company affiliated with Ms. Friedman.

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

         The Company has submitted an Answer to the Complaint, generally denying the material allegations of the Complaint as against the Company, and has asserted counterclaims against Forty Three Apparel alleging breach of contractual obligations and fraud. The Company seeks compensatory damages in an amount to be determined at trial but not less than $1,000,000 on the breach of contract claim and fraud claim respectively, and punitive damages on the fraud claim in an amount to be determined at trial but not less than $2,000,000. In the event that Forty Three Apparel is successful under any of its claims against the Company, should the Company's Plan of Reorganization be approved and confirmed, Forty Three Apparel will be treated as a general unsecured creditor of the Company with respect to such claims.

         The Forty Three Apparel lawsuit has been stayed with respect to the Company pursuant to the Company's chapter 11 filing. The action is still proceeding against the other named defendants. The litigation stay imposed on Forty Three Apparel's alleged claims against the Company by virtue of the Company's reorganization proceeding was partially lifted to allow for limited discovery of the Company's documents and depositions of certain of the Company's employees, all of which discovery has now taken place. Otherwise, the Forty Three Apparel litigation remains stayed as against the Company.

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

         None, during the fourth quarter of fiscal 1999.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock had been traded on the NASDAQ National Market System since

May 7, 1996 under the symbol LOEH. On May 27, 1999 the Company's Common Stock was delisted from the NASDAQ National Market System for failure to meet continued listing standards. Since that date the Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol LOEHQ. As of March 29, 2000, there were approximately 100 shareholders of record of the Company's common stock. The following table shows the high and low sales price for the Company's common stock for each quarterly period from May 2, 1998 through January 29, 2000.

       Fiscal Quarter Ended                               High         Low
       --------------------                               ----         ---
       May 2, 1998..................................    $ 6.13      $ 3.13
       August 1, 1998 ..............................    $ 6.94      $ 3.81
       October 31, 1998 ............................    $ 5.38      $ 2.00
       January 30, 1999 ............................    $ 3.69      $ 1.03
       May 1, 1999..................................    $ 2.69      $ 1.06
       July 31, 1999 ...............................    $ 1.75      $ 0.06
       October 30, 1999 ............................    $ 0.27      $ 0.06
       January 29, 2000 ............................    $ 0.34      $ 0.05

         On January 29, 2000, the closing market price of the Company's common stock was $0.22. The Company has not paid dividends on its common stock or its Class B Common stock since inception and does not anticipate paying a cash dividend in the foreseeable future. The Plan of Reorganization provides that all stockholders and option holders of the Company shall not be entitled to, and shall not, receive any property or interest in property or on account of their shares of Common Stock and options to purchase Common Stock. If the Plan of Reorganization is approved, the Company's unsecured creditors will receive all of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           1999             1998             1997             1996             1995
Net Sales                                            $  386,030       $  432,017       $  443,310       $  417,758       $  386,090
Net loss applicable to common stock                  $   33,468       $    5,148       $   15,672       $    1,216       $   17,019
Diluted net loss per share applicable to common      $     3.69       $     0.57       $     1.75       $     0.14       $     3.12
stock
Total Assets                                         $  147,073       $  188,693       $  189,226       $  176,200       $  163,611
Long-Term obligations                                $        -       $  139,403       $  131,360       $  107,850       $  131,733
Redeemable Series A preferred stock                  $        -       $        -       $        -       $        -       $   15,279

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The table below sets forth certain financial data of the Company expressed as a percentage of net sales for the periods indicated:

                                                                        Fiscal Year (1)

                                                               1999          1998           1997
Net sales ..........................................          100.0%        100.0%         100.0%
Gross margin........................................           30.9          31.7           28.4
Selling, general and administrative expenses........
     Occupancy costs................................            7.9           7.1            6.2
     Other selling, general and administrative......           21.9          19.8           18.9
Total selling, general and administrative expenses..           29.8          26.9           25.1
Depreciation and amortization ......................            3.1           2.8            2.6
Charge for store closings and impairment of assets .              -          (0.3)           1.3
Operating (loss) income ............................           (2.0)          2.3           (0.6)
Interest expense, net ..............................            1.5           3.4            2.9
Loss before income taxes ...........................           (3.5)%        (1.0)%         (3.5)%

--------------
(1)      Numbers may not total due to rounding.

         The following table sets forth certain financial and operating statistics of the Company:

                                                                1999             1998             1997
Inventory ..........................................         $46,674,000      $69,605,000      $67,521,000
Capital expenditures................................           4,454,000        9,938,000       16,687,000
Working capital.....................................          22,698,000       31,480,000       27,092,000
DIP credit agreement................................           9,120,000         -                -
Outstanding line of credit..........................           -               41,880,000       33,771,000
Long-term debt......................................           -              139,403,000      131,360,000
Stockholder's (deficit) equity......................         (28,848,000)       4,618,000        9,706,000

Number of stores (1)................................                  55               69               76
Total square footage................................           1,165,000        1,452,000        1,492,000
Average Square feet per store.......................              21,200           21,000           19,600

--------------
(1)      Eleven stores were closed after year end 1999.

         As previously noted, the Company is currently operating its business as a debtor-in-possession under chapter 11 of the Bankruptcy Code. Continuation of the Company as a going concern is contingent upon, among other things, confirmation by the Bankruptcy Court and the Company's creditors of a reorganization plan and the Company's ability to return to profitability and generate sufficient cash from operations.

Fiscal 1999 Compared to Fiscal 1998

         Net sales were $386.0 million for fiscal 1999, a decrease of approximately $46.0 million, or 10.6%, compared to $432.0 million during fiscal 1998. Comparable store sales (sales at stores that were in operation for both periods) decreased by 5.3% during fiscal 1999 as compared to fiscal 1998. The Company opened no new stores in fiscal 1999 and 3 new stores in fiscal 1998, and closed 14 stores in fiscal 1999 and 10 stores in fiscal 1998. The decrease in reported net sales for fiscal 1999 is the result of (i) the stores closed during the year, partially offset by increased sales at the new stores opened in 1998 and (ii) the decrease in comparable store sales due, in part, to the business interruption following the bankruptcy filing of the Company.

         Gross profit from operations, before markdowns related to closed stores, decreased by approximately $13.0 million to $125.3 million during fiscal 1999 as compared to $138.3 million for fiscal 1998. Gross margin as a percentage of net sales, before markdowns related to closed stores, increased to 32.5% for fiscal 1999 from 32.0% in the prior fiscal year. Gross profit, including markdowns related to closed stores in fiscal 1999 and 1998 of $6.1 million and $1.2 million respectively, decreased by approximately $17.9 million during fiscal 1999 to $119.2 million as compared to $137.1 million in fiscal 1998. Gross margin as a percentage of net sales, after markdowns related to closed stores, decreased to 30.9% in fiscal 1999 from 31.7% in the prior year.

         The decrease in gross margin of (0.8) percentage points from 31.7% to
30.9 % is primarily the result of: (i) a one time charge in fiscal 1999 for the liquidation of inventory in fourteen stores closed in 1999 which represents (1.2) percentage points, offset by a (ii) decrease in markdowns and a change in merchandise mix toward higher margin categories which represents 0.4 percentage points.

         Selling, general and administrative expenses decreased by approximately $1.2 million to $114.9 million in fiscal 1999 as compared to $116.1 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expense increased to 29.8% in fiscal 1999 from 26.9% in the prior fiscal year. The dollar decrease in selling, general and administrative expenses was primarily related to a reduction in payroll and advertising related to the closing of 14 stores.

         Depreciation and amortization for fiscal 1999 decreased by approximately $0.2 million to $12.0 million as compared to $12.2 million for the prior fiscal year. The decrease in depreciation and amortization is attributable to: (i) a decrease in depreciation related to the closing of the fourteen stores in 1999 and, a decrease in depreciation associated with the natural retirement of certain assets, offset by (ii) a increase in depreciation associated with $4.5 million of capital expenditures for 1999.

         As a result of the items explained above, operating income decreased by $17.7 million to a loss of $(7.7) million, or (2.0)% of sales, in fiscal 1999 as compared to an operating income of $10.0 million, or 2.3% of sales, in fiscal 1998.

         Interest expense decreased by $8.7 million to $5.8 million for fiscal 1999 as compared to $14.5 million for fiscal 1998 due to the reclassification of the 11 7/8 % Senior Notes to "Liabilities subject to compromise". No interest on the Senior Notes has been accrued or paid since the Petition Date. As a result, interest expense on the Senior Notes was $3.3 million in fiscal 1999 compared to $11.3 million in 1998. See Note 4 of the Financial Statements.

        Reorganization costs for fiscal year 1999 were $19.9 million and included $10.1 million for the write-off of assets at closed stores, $5.7 million for professional fees, $2.3 million for lease rejection claims and $1.8 million for other expenses. The amount of $2.3 million for leases rejection claims is net of proceeds from the sale of leases of $2.4.

Fiscal 1998 Compared to Fiscal 1997

         Net sales were $432.0 million for fiscal 1998, a decrease of approximately $11.3 million, or 2.5%, compared to $443.3 million during fiscal 1997. Comparable store sales (sales at stores that were in operation for both periods) decreased by 1.6% during fiscal 1998 as compared to fiscal 1997. The Company opened three new stores in fiscal 1998 and seven new stores in fiscal 1997, and closed ten stores in fiscal 1998 and four stores in fiscal 1997. The decrease in reported net sales for fiscal 1998 is the result of (i) the stores closed during the year, partially offset by increased sales at the new stores opened in 1998 and 1997 and (ii) the decrease in comparable store sales.

         Gross profit from operations, before markdowns related to closed stores, increased by approximately $8.9 million to $138.3 million during fiscal 1998 as compared to $129.4 million for fiscal 1997. Gross margin as a percentage of net sales, before markdowns related to closed stores, increased to 32.0% for fiscal 1998 from 29.2% in the prior fiscal year. Gross profit, including markdowns for closed stores in fiscal 1998 and 1997 of $1.2 million and $3.6 million respectively, increased by approximately $11.3 million during fiscal 1998 to $137.1 million as compared to $125.8 million in fiscal 1997. Gross margin as a percentage of net sales, after markdowns related to closed stores, increased to 31.7% in fiscal 1998 from 28.4% in the prior year.

         The increase in gross margin of 3.3 percentage points is primarily the result of: (i) a decrease in markdowns which represents 2.1 percentage points ,
(ii) change in merchandise mix toward higher margin categories which represents .5 percentage points, and (iii) the one time charge in fiscal 1997 for the liquidation of inventory in ten stores closed in 1998 which represents 0.8 percentage points of fiscal 1997 sales.

         Selling, general and administrative expenses increased by approximately $4.7 million to $116.1 million during fiscal 1998 as compared to $111.4 million for fiscal 1997. As a percentage of net sales, selling, general and administrative expense increased to 26.9% in fiscal 1998 from 25.1% in the prior year. The dollar increase in selling, general and administrative expenses was primarily related to: (i) $8.0 million in store operating expenses related to 1998 new stores and recently expanded stores including store payroll, occupancy and advertising costs, partially offset by (ii) $5.2 million in cost savings related to closed stores. The increase in selling, general and administrative expense as a percentage of sales is primarily the result of higher relative occupancy costs as a percentage of sales for new stores and the recent store expansions.

         Depreciation and amortization for fiscal 1998 increased by approximately $0.8 million to $12.2 million as compared to $11.4 million for the prior fiscal year. The increase in depreciation and amortization is attributable to: (i) an increase in depreciation related to the opening of the three new stores and the expansion and renovation of eight stores in fiscal 1997, offset by (ii) a decrease in depreciation associated with the natural retirement of certain assets.

         Operating income increased by $12.7 million to $10.0 million, or 2.3% of sales, in fiscal 1998 as compared to an operating loss of $(2.7) million, or (0.6)% of sales, in fiscal 1997. The increase in operating income as a percentage of sales from (0.6)% to 2.3% in fiscal 1998 primarily consists of the following: (i) 3.3% related to an increase in gross margin resulting from lower markdowns and higher average initial mark-ups, offset by (ii) (1.5)% related to selling, general, and administrative expenses primarily resulting from higher occupancy costs as a percentage of sales associated with new and expanded stores. Operating income also includes a credit of $1.2 million for lease termination costs at closed stores. These costs were included in the store closing reserve for fiscal year 1997 and the costs actually incurred were less than originally expected.

         Interest expense increased by $1.7 million to $14.5 million for fiscal 1998 as compared to $12.8 million for fiscal 1997. The increase in net interest expense was due to higher average borrowings on the company's revolving line of credit primarily resulting from investing activities in 1997 and 1998. See Note 4 of the Financial Statements.

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

         The following table sets forth certain unaudited operating data for the Company's eight fiscal quarters ended January 29, 2000. The unaudited quarterly information includes all normal recurring adjustments which management considers necessary for a fair presentation of the information shown.

                                                Fiscal 1998                                        Fiscal 1999
                                                -----------                                        -----------
                               -----------------------------------------------------------------------------------------------------
                                      First       Second        Third       Fourth       First       Second       Third      Fourth
                                    Quarter      Quarter      Quarter      Quarter     Quarter      Quarter     Quarter     Quarter
                               -----------------------------------------------------------------------------------------------------
                                                            (In thousands, except per share data) unaudited
Statement of operations data
Net sales                          $110,227      $97,058     $112,005     $112,727    $108,231      $89,984    $ 93,962     $93,853
Gross profit                         37,045       31,319       37,924       30,834      34,552       23,186      33,451      28,045
Selling, general and
Administrative expenses              28,604       26,229       30,450       30,813      31,543       29,611      26,956      26,776
Depreciation and amortization         3,135        2,914        3,001        3,151       3,190        3,175       2,736       2,918
Non-recurring credit                      -            -            -       (1,216)          -            -           -           -
Operating income (loss)               5,306        2,176        4,473       (1,914)       (181)      (9,600)      3,759      (1,649)
Interest expense                      3,540        3,731        3,610        3,633       3,660        1,177         525         442
Income (loss)before
   reorganization costs
   extraordinary item                 1,742       (1,619)         830       (5,541)     (3,879)     (10,777)      3,234      (2,123)
Reorganization costs                      -            -            -            -           -       21,064      (2,833)      1,650
Extraordinary loss on early
   extinguishment of debt                 -          560            -            -           -            -           -           -
Net income (loss)                     1,742       (2,179)         830       (5,541)     (3,879)     (31,869)      6,053      (3,773)

Earnings per share:
Basic and Diluted
Income (loss) before
   extraordinary item              $   0.19      $ (0.18)    $   0.09     $  (0.61)   $  (0.43)     $ (3.51)   $   0.67     $ (0.41)
Extraordinary item                        -        (0.06)           -            -           -            -           -           -
Net Income (loss)                  $   0.19      $ (0.24)    $   0.09     $  (0.61)   $  (0.43)     $ (3.51)   $   0.67     $ (0.41)

Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flows from operations, trade credit and borrowings under the DIP Facility. The DIP Facility provides for a revolving line of credit and a letter of credit facility aggregating $75.0 million. The DIP Facility expires on the earlier of (a) the second anniversary of the DIP Facility, (b) the effective date of a plan of reorganization for the Company, or (c) acceleration following the occurrence of an event of default. The availability of the revolving line of credit and letters of credit under the DIP Facility is subject to certain inventory-related borrowing base requirements. The indebtedness under the DIP Facility bears interest at variable rates based on LIBOR plus 2.25% or the prime rate plus 0.5%. The DIP Facility contains certain customary covenants (including limitations on indebtedness, liens and restricted payments) but does not contain any financial covenants. The DIP Facility is secured by substantially all of the Company's assets.

         During fiscal 1999, cash flow used in operations before changes in operating assets and liabilities was $11.3 million. This was favorably offset by the change in cash provided by the change in operating assets and liabilities. Cash flows provided by changes in operating assets and liabilities was $50.8 million. Changes in operating assets and liabilities were favorably impacted by a decrease in inventory of $22.9 million and an increase in accounts payable and accrued expenses of $13.0 million and $10.3 million, respectively. The reduction in inventory is due primarily to the closing of 14 stores in July 1999.

         Cash flows used in investing activities were $4.5 million for fiscal year 1999. This represents capital expenditures and is a decrease from $9.9 million in fiscal 1998 and $16.7 million in fiscal 1997. During fiscal years 1997 and 1998 the Company opened 10 new stores and expanded 9 existing stores, consistent with its new store format strategy of larger store size to accommodate its broadened merchandising strategy. In this three year period, the Company expended approximately $31.1 million on capital expenditures. Capital expenditures for fiscal 1999 include $1.3 million for store operations, $0.8 million for warehouse improvements and $2.1 million for computer software and hardware. The Company's projected year 2000 capital expenditures are approximately $9.0 million.

         Cash used in financing activities was $35.1 million for fiscal 1999 compared to cash provided by financing activities of $7.7 million and $23.6 million in fiscal 1998 and 1997, respectively. In fiscal 1999, the Company repaid borrowings under the Company's prior credit facility of $41.9 million. This was the result of operating as a debtor-in-possession as well as reduced inventory purchases due to store closings.

         The Company had borrowings of $9.1 million and letters of credit of $0.9 million outstanding under the DIP Facility, with $22.4 million of remaining availability for borrowings under the DIP Facility as of January 29, 2000. The Company intends to use the DIP Facility during the pendency of the chapter 11 case to finance its working capital and capital expenditure requirements. The Company is currently seeking exit financing which is needed for the Company's emergence from bankruptcy.

         The Company's 11 7/8 % Senior Notes for $95.0 million were reclassified as "Liabilities subject to compromise" as of the Petition Date. No interest has been accrued or paid on the Senior Notes since that date.

         The Company believes that cash generated from operations together with funds available under the DIP Facility and through trade credit financing will be sufficient to satisfy its cash requirements in fiscal 2000. Although the Company fully anticipates that it will be able to continue meeting its obligations as they come due beyond fiscal 1999, the Company's ability to do so will depend on its ability to successfully implement its business plans, general economic and business conditions, and the other factors noted in "Special Note Regarding Forward Looking Statements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                 Loehmann's Inc.
                             (Debtor-in-possession)

                                    Contents

 Report of Independent Auditors............................................    2

 Balance Sheets at January 29, 2000 and January 30, 1999...................    3
 Statements of Operations for the fiscal years ended
   January 29, 2000, January 30, 1999 and January 31, 1998.................    4
 Statements of Changes in Common Stockholders'
   Deficit for the fiscal years ended January 29, 2000,
   January 30, 1999 and January 31, 1998...................................    5
 Statements of Cash Flows for the fiscal years ended
   January 29, 2000, January 30, 1999 and January 31, 1998.................    6
 Notes to Financial Statements.............................................    7

                         Report of Independent Auditors

The Board of Directors and Shareholders
Loehmann's Inc. (Debtor-in-possession)

         We have audited the accompanying balance sheets of Loehmann's Inc. (the "Company") as of January 29, 2000, and January 30, 1999, and the related statements of operations, changes in common stockholder's equity (deficit) and cash flows for each of the three years in the period ended January 29, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loehmann's Inc. at January 29, 2000, and January 30, 1999, and the results of its operations and cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note 1, on May 18, 1999, the Company filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company formulated a Plan of Reorganization which was included in the Disclosure Statement approved by the Bankruptcy Court on April 24, 2000. Although the Company is currently continuing business operations as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the Company's ability to operate as a going concern is contingent upon, among other things, the approval by the Company's creditors of the Plan of Reorganization referred to above. The uncertainty of the approval by the Company's creditors of the Plan of Reorganization, coupled with the recurring losses from operations and shareholder's deficit, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Plan of Reorganization could materially change the amounts and classifications of assets and liabilities reported in the accompanying financial statements. The financial statements do not include any adjustments to the carrying value of the assets or amounts of liabilities that might be necessary as a consequence of the Plan of Reorganization.

New York, New York
March 15, 2000, except for
     Note 1, as to which the
     date is April 24, 2000

                                 Loehmann's Inc.
                             (Debtor-in-possession)

                                 Balance Sheets
                                 (In thousands)

                                                                                          January         January
                                                                                          29, 2000       30, 1999
                                                                                       -------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                             $    1,229     $    1,325
   Accounts receivable and other assets                                                       3,388          4,883
   Merchandise inventory                                                                     46,674         69,605
                                                                                       -------------------------------
Total current assets                                                                         51,291         75,813
Property, equipment and leaseholds, net                                                      56,019         71,462
Deferred debt issuance costs and other assets, net                                            1,021          3,195
Purchase price in excess of net assets acquired, net                                         36,923         38,223
                                                                                       -------------------------------
Total assets                                                                             $  145,254     $  164,171
                                                                                       ===============================

Liabilities and common stockholders' (deficit) equity
Current liabilities:
   DIP credit agreement                                                                  $    9,120     $        -
   Accounts payable                                                                           6,530         25,544
   Accrued expenses                                                                          12,495         16,031
   Accrued interest                                                                              57          2,688
   Current portion of long-term debt                                                            391             70
                                                                                       -------------------------------
Total current liabilities                                                                    28,593         44,333

Long-term debt:
   Revolving line of credit                                                                       -         41,880
   11 7/8% senior notes due May 2003                                                              -         95,000
   Revenue bonds and notes                                                                        -          2,523
                                                                                       -------------------------------
Total long-term debt                                                                              -        139,403

Liabilities subject to compromise                                                           141,733              -

Other noncurrent liabilities                                                                  3,776            339

Common stockholders' (deficit) equity:
  Common stock, $0.01 par value, 25,000,000 shares authorized;
  9,053,967 and 9,052,607 shares issued and outstanding at January 29,
  2000, and January 30, 1999, respectively.                                                      90             90
  Class B convertible common stock, 469,237 shares authorized; 26,087
  shares issued and outstanding at January 29, 2000, and January 30, 1999                       142            142
  Additional paid-in capital                                                                 81,760         81,758
  Accumulated deficit                                                                      (110,840)       (77,372)
                                                                                       -------------------------------
Total common stockholders' (deficit) equity                                                 (28,848)         4,618
                                                                                       -------------------------------
Total liabilities and common stockholders' (deficit) equity                              $ 145,254      $ 188,693
                                                                                       ===============================

   The accompanying notes are an integral part of these financial statements.

                                 Loehmann's Inc.
                             (Debtor-in-possession)

                            Statements of Operations

                      (In thousands, except per share data)

                                                                                Fiscal year ended
                                                                   January           January           January
                                                                   29, 2000          30, 1999          31, 1998
                                                              ------------------------------------------------------
Net sales                                                         $ 386,030         $ 432,017       $  443,310
Cost of sales                                                       266,796           294,895          317,548
                                                              ------------------------------------------------------
Gross profit                                                        119,234           137,122          125,762

Selling, general, and administrative expenses                       114,886           116,096          111,370
Depreciation and amortization                                        12,019            12,201           11,433
(Credit) charge for store closings and impairment of
  assets                                                                  0            (1,216)           5,660
                                                              ------------------------------------------------------
Operating (loss) income                                              (7,671)           10,041           (2,701)

Interest expense, net                                                 5,804            14,514           12,845
                                                              ------------------------------------------------------
Loss before reorganization items and income taxes                   (13,475)           (4,473)         (15,546)

Reorganization costs                                                 19,881                 -                -
                                                              ------------------------------------------------------
Loss before income taxes                                            (33,356)           (4,473)         (15,546)

Provision for income taxes                                              112               115              126
                                                              ------------------------------------------------------
Loss before extraordinary item                                      (33,468)           (4,588)         (15,672)

Extraordinary loss on early extinguishment of debt                        -               560                -
                                                              ------------------------------------------------------
Net loss applicable to common stock                               $ (33,468)        $  (5,148)      $  (15,672)
                                                              ======================================================
Earnings per share:
  Basic and Diluted
     Loss before extraordinary item                               $   (3.69)        $   (0.51)      $    (1.75)
     Extraordinary item                                                   -             (0.06)               -
                                                              ------------------------------------------------------
     Net loss                                                     $   (3.69)        $   (0.57)      $     (1.75)
                                                              ======================================================

Weighted average number of common shares outstanding
                                                                      9,080             9,063            8,961
                                                              ======================================================
Weighted average number of common shares and
   common share equivalents outstanding                               9,080             9,063            8,961
                                                              ======================================================

   The accompanying notes are an integral part of these financial statements.

                                 Loehmann's Inc.

                             (Debtor-in-possession)

         Statements of Changes in Common Stockholders' Equity (Deficit)

                      (In thousands, except share amounts)

                                                         Common Stock      Class B Common Stock
                                                      ------------------   ---------------------
                                                       Number of           Number of
                                                        Shares    Amount    Shares     Amount
                                                      ------------------------------------------
Balances as of February 1, 1997 ...................   8,756,739    $ 87     142,277    $  713
Exercise of stock options .........................     126,347       1           -         -
Conversion of Class B common stock ................      93,846       1     (93,846)     (469)
Net loss for the fiscal year ended January 31, 1998           -       -           -         -
                                                      -------------------------------------------
Balances as of January 31, 1998 ...................   8,976,932    $ 89      48,431    $  244
                                                      -------------------------------------------
Exercise of stock options .........................      53,331       1           -         -
Conversion of Class B common stock ................      22,344       0     (22,344)     (102)
Net loss for the fiscal year ended January 30, 1999           -       -           -         -
                                                      -------------------------------------------
Balances as of January 30, 1999 ...................   9,052,607    $ 90      26,087    $  142
                                                      -------------------------------------------
Exercise of stock options .........................       1,360       -           -         -
Net loss for the fiscal year ended January 29, 2000           -       -           -         -
                                                      -------------------------------------------
Balances as of January 29, 2000 ...................   9,053,967    $ 90      26,087    $  142
                                                     ==========================================
                                                      Additional
                                                        Paid-in   Accumulated
                                                        Capital    Deficit        Totals
                                                      -----------------------------------
Balances as of February 1, 1997 ...................   $  80,995   $ (56,552)   $  25,243
Exercise of stock options .........................         134           -          135
Conversion of Class B common stock ................         468           -            -
Net loss for the fiscal year ended January 31, 1998           -     (15,672)     (15,672)
                                                      -----------------------------------
Balances as of January 31, 1998 ...................   $  81,597   $ (72,224)   $   9,706
                                                      -----------------------------------
Exercise of stock options .........................          59           -           60
Conversion of Class B common stock ................         102           -            -
Net loss for the fiscal year ended January 30, 1999          -       (5,148)      (5,148)
                                                      -----------------------------------
Balances as of January 30, 1999 ...................   $  81,758   $ (77,372)   $   4,618
                                                      -----------------------------------
Exercise of stock options .........................           2           -            2
Net loss for the fiscal year ended January 29, 2000           -     (33,468)     (33,468)
                                                      -----------------------------------
Balances as of January 29, 2000 ...................   $  81,760   $(110,840)   $ (28,848)
                                                      ===================================

   The accompanying notes are an integral part of these financial statements.

                                 Loehmann's Inc.

                             (Debtor-in-possession)

                            Statements of Cash Flows

                                 (In thousands)

                                                                             Fiscal year ended
                                                                  January        January      January
                                                                  29, 2000       30, 1999     31, 1998
                                                               ------------------------------------------
Cash flows from operating activities
Net loss                                                         $ (33,468)    $ (5,148)     $(15,672)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                                  12,019       12,201        11,433
     Reorganization items                                           10,118            -             -
      Write-off of deferred financing fees on early
       extinguishment of debt                                            -           60             -
     Charges for store closings, impairment of assets
      and other                                                          -            -         2,110
     Changes in assets and liabilities:
       Accounts receivable and other assets                          1,495          692        (1,175)
       Merchandise inventory                                        22,931       (2,084)       (9,217)
       Accounts payable                                             12,991        3,974         1,936
       Accrued expenses                                             10,324       (7,601)        3,148
       Accrued interest                                              3,041          192           (34)
                                                               ------------------------------------------
 Net change in current assets and liabilities                       50,782       (4,827)       (5,342)
 Net change in other noncurrent assets and liabilities                  11         (443)          (15)
                                                               ------------------------------------------
Total adjustments                                                   72,930        6,991         8,186
                                                               ------------------------------------------
Net cash provided by (used in) operations                           39,462        1,843        (7,486)

Cash flows from investing activities
Capital expenditures                                                (4,454)      (9,938)      (16,687)
                                                               ------------------------------------------
Net cash used in investing activities                               (4,454)      (9,938)      (16,687)
                                                               ------------------------------------------
Cash flows from financing activities
Borrowings on DIP credit agreement                                   9,120            -             -
(Payments) borrowings on revolving credit facilities               (41,880)       8,109        23,583
Repayments on revenue bonds and notes                               (2,250)           -             -
Financing fees for new credit facility                                (144)        (432)            -
Sale of common stock                                                     2           57           135
Other financing activities, net                                         48          (81)          (70)
                                                               ------------------------------------------
Net cash (used in) provided by financing activities                (35,104)       7,653        23,648
                                                               ------------------------------------------
Net decrease in cash and cash equivalents                              (96)        (442)         (525)
Cash and cash equivalents at beginning of period                     1,325        1,767         2,292
                                                               ------------------------------------------
Cash and cash equivalents at end of period                       $   1,229     $  1,325         1,767
                                                               ==========================================
Supplemental disclosure of cash flow information
Cash paid during the fiscal year for interest                    $   2,547     $ 14,527     $  13,212
                                                               ==========================================

Cash paid during the fiscal year for income taxes                $     112     $    104     $     233
                                                               ==========================================

   The accompanying notes are an integral part of these financial statements.

1.   Basis of Presentation

Chapter 11 Case and Basis of Presentation

         The Company is a leading upscale off-price specialty retailer of well known designer and brand name women's fashion apparel, men's furnishings, accessories and shoes.

         On May 18, 1999 (the "Petition Date") the Company filed a petition for relief under chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Since the Petition Date, the Company has continued to operate as a debtor-in-possession under the Bankruptcy Code.

         On March 24, 2000, with the support of the Creditor's Committee, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan of Reorganization") with the Bankruptcy Court. On April 24, 2000, the Bankruptcy Court approved the Disclosure Statement related to the Plan of Reorganization and scheduled a plan confirmation hearing for June 27, 2000. The Company has until May 24, 2000 to send out the plan solicitation package to creditors and other related parties.

         As discussed in the Report of Independent Auditors, although the Plan of Reorganization provides for the Company's emergence from bankruptcy, there can be no assurances given that the Plan of Reorganization will be confirmed by the Court, or that such Plan of Reorganization will be consummated. At this time, therefore, it is not possible to predict the outcome of the Company's bankruptcy case or its effect on the Company's business.

         The Disclosure Statement sets forth certain information regarding, among other things, significant events that have occurred during the Company's chapter 11 case and the anticipated organization, operation and financing of Reorganized Loehmann's. The Disclosure Statement also describes the Plan of Reorganization, certain effects of Plan confirmation, certain risk factors associated with securities to be issued under the Plan of Reorganization, and the manner in which distributions will be made to the Company's creditors under the Plan of Reorganization for all amounts that were owed to such parties on the Petition Date. In addition, the Disclosure Statement discusses the confirmation process and the voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

         The Plan of Reorganization divides the Company's creditors into six classes: Other Priority Claims (Class 1); Other Secured Claims (Class 2); DIP Financing Claims (Class 3); Convenience Claims (Class 4); General Unsecured Claims (Class 5) and Equity Interest (Class 6). Administrative Claims and Priority Tax Claims against the Company have not been classified as provided in the Bankruptcy Code. The definitions for each class of claims is set forth in the Plan of Reorganization and creditors are urged to consult the Plan of Reorganization.

         In general, the Plan of Reorganization provides that holders of Administrative Claims, Priority Tax Claims, Other Priority Claims, and DIP Financing Claims will either receive payment in full in cash on account of their claims or such other treatment as set forth in the Plan of

Reorganization. Holders of General Unsecured Claims against the Company will receive their pro rata share of 5,000,000 shares of new common stock of Reorganized Loehmann's. Unsecured creditors holding claims of $2,000 or less will receive cash equal to 50% of the allowed amount of such claim. Holders of claims in excess of $2,000 will be permitted to reduce their claims of $2,000 to receive such treatment.

         Finally, holders of Loehmann's Common Stock (and other instruments evidencing ownership in Loehmann's) will receive no distributions under the Plan of Reorganization and such instruments will be canceled.

         The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the chapter 11 case and circumstances relating to this event, including the uncertainty of the approval by the Company's creditors of the Plan of Reorganization, the Company's debt structure and its recurring losses, such realization of assets and liquidation of liabilities are subject to uncertainty and as such raises substantial doubt about the Company's ability to continue as a going concern. While under the protection of chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the balance sheet could materially change because of changes in business strategies and the effect of any proposed plan of reorganization.

         The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

         In the chapter 11 case, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the chapter 11 case have been segregated and classified as liabilities subject to compromise in the balance sheets. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as a debtor-in-possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and either amicably resolved or adjudicated. The ultimate amount of and settlement terms for such are not presently determinable.

Fiscal Year

         The Company follows the standard fiscal year of the retail industry, which is a 52 or 53-week period ending on the Saturday closest to January 31. Fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 had 52 weeks.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Summary of Significant Accounting Policies

Cash and Cash Equivalents

         The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents.

Merchandise Inventory

         Merchandise inventory is valued at the lower of cost or market as determined by the retail inventory method. However, certain warehoused inventory that is not immediately available for sale is valued on a specific cost basis. The merchandise inventory valued on a specific cost basis at January 29, 2000 and January 30, 1999 was $11.1 million and $16.9 million, respectively.

Advertising Expense

         The cost of advertising is expensed as incurred. Advertising costs were $16.3 million, $17.1 million, and $15.4 million during fiscal years 1999, 1998, and 1997, respectively.

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

Pre-opening Costs

         Expenses incurred in connection with the opening of new stores are expensed in the fiscal quarter in which the store opens. Pre-opening costs of $0, $0.6 million and $1.3 million were incurred in fiscal 1999, 1998 and 1997, respectively.

Purchase Price in Excess of Net Assets Acquired, Net

         The purchase price in excess of identifiable net assets acquired is being amortized on a straight-line basis over 40 years. Amortization expense for fiscal years 1999, 1998 and 1997 amounted to $1.3 million annually. Accumulated amortization at January 29, 2000 and January 30, 1999 was $14.9 million and $13.6 million, respectively.


Class B Common Stock

         Each share of Class B Common Stock will be convertible into one share of Common Stock, subject to adjustment at any time. During fiscal years 1999 and 1998, 0 and 22,344 shares, respectively, of Class B Common Stock were converted. Subject to restrictions in the Company's various credit agreements, the Company is required to offer to purchase the Class B Common Stock at its independently appraised value. The Company's various credit agreements prohibit or restrict any such repurchase.

Capitalized Interest

         Interest on borrowed funds is capitalized during construction of property and is amortized by charges to earnings over the depreciable lives of the related assets. Interest of $0, $263,000 and $397,000 was capitalized during fiscal years 1999, 1998 and 1997, respectively.

Deferred Debt Issuance Costs

         Deferred debt issuance costs are amortized over the terms of the related debt agreement. Deferred debt issuance costs were $0.8 million at January 29, 2000 and $4.6 million at January 30, 1999. Amortization expense for fiscal years 2000, 1999, and 1998 amounted to $0.9 million, $0.8 million and $0.6 million, respectively. Total accumulated amortization at January 29, 2000 and January 30, 1999 amounted to $0.4 million and $1.6 million, respectively.

Income Taxes

         Income taxes are provided using the liability method.

Revenue Recognition

         The Company recognizes revenue when goods are sold, at retail, to customers in its stores.

Net Loss Per Share of Common Stock

         Basic earnings per share ("EPS") is determined by dividing net income/loss by the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the period. Diluted EPS is determined by dividing net income/loss by the weighted average number of shares of Common Stock, Class B Common Stock and Common Stock equivalents outstanding during the period. Outstanding options to purchase Common Stock were not considered in the calculation of Diluted EPS for fiscal 1999, 1998 and 1997, as their effects were antidilutive.

Other Comments

         Certain items in fiscal 1998 and fiscal 1997 have been reclassified to present them on a basis consistent with fiscal 1999.

3.   Income Taxes

         The Company's provision for income taxes primarily represents state and local minimum and alternative minimum taxes.

         Significant components of deferred tax assets and liabilities are as follows:


                                                   January          January
                                                   29, 2000        30, 1999
                                               ---------------------------------
                                                        (In thousands)
  Deferred tax assets:
     Net operating loss carryforwards             $ 31,213         $ 18,215
     Excess tax depreciation and amortization        3,131            2,775
     Store closing reserve                               -              817
     Capitalization of inventory expenses              632              778
     Other, net                                        877            1,026
                                               ---------------------------------
  Total deferred tax assets                         35,853           23,611
                                               ---------------------------------

  Deferred tax liabilities                        $   (272)        $   (272)


  Net deferred tax assets                           35,581           23,339
  Less valuation allowance                         (35,581)         (23,339)
                                               ---------------------------------
                                                  $      -         $      -
                                               =================================

         Following is a reconciliation of the statutory Federal income tax rate and the effective income tax rate application to earnings before income taxes:


                                                                   January         January        January
                                                                   29, 2000       30, 1999        31, 1998
                                                                ----------------------------------------------
  Statutory tax rate                                                   35.0%          35.0%           35.0%
  Tax effect of extraordinary item                                        -              -               -
  Utilization of net operating loss carry forward                         -              -               -
  Valuation allowance adjustment                                      (33.9)         (27.9)          (32.4)
  Goodwill                                                             (1.4)          (9.0)           (3.0)

                                                                   January         January        January
                                                                   29, 2000       30, 1999        31, 1998
                                                                ----------------------------------------------
  Other, net                                                              -           (0.4)           (0.4)
                                                                ----------------------------------------------
     Effective tax rate                                                (0.3)%         (2.3)%          (0.8)%
                                                                ==============================================

         At January 29, 2000, the Company had a net operating loss carryforward of approximately $75.0 million for regular tax purposes. Net operating losses begin to expire in 2003 and future years.

4.   Debt

        The Company's long-term debt consists of:

                                                                 January               January
                                                                29, 2000              30, 1999
                                                             ---------------------------------------
                                                                        (In thousands)
 Revolving line of Credit (a)                                          -             $  34,030
 Term loan (a)                                                         -                 7,850
 11 7/8%  senior notes, due 2003 (b)                                   -                95,000
   9 1/2%  New York City Industrial Development
    Agency revenue bonds, due 2004 (c)                                 -                 2,250
   51/2%  City of New York note due in varying
    installments to 2004 (c)                                         391                   343
                                                             ---------------------------------------
                                                                     391               139,473
 Less current maturities                                             391                    70
                                                             ---------------------------------------
 Debt                                                            $     0             $ 139,403
                                                             =======================================

(a) On June 7, 1999, the Bankruptcy Court entered a final order approving a $75 million debtor-in-possession financing (the "DIP Facility") with Congress Financial Corporation. The DIP Facility provides for a revolving line of credit and a letter of credit facility aggregating $75 million. The DIP Facility expires on the earlier of (a) the second anniversary of the DIP Facility, (b) the effective date of a plan of reorganization for the Company, or (c) acceleration following the occurrence of an event of default. The availability of the revolving line of credit and letters of credit under the DIP Facility is subject to certain inventory-related borrowing base requirements. The indebtedness under the DIP Facility bears interest at variable rates based on LIBOR plus 2.25% or the prime rate plus 0.5%. The DIP Facility contains certain customary covenants (including limitations on indebtedness, liens and restricted payments) but does not contain any financial covenants. The DIP Facility is secured by substantially all of the Company's assets. The Company intends to use the DIP Facility during pendency of the chapter 11 case to finance its working capital expenditure requirements. The DIP Facility is classified as short term borrowings and was $9.1 million at January 29, 2000. This new agreement replaces the long term revolving credit agreement and Term Loan, which were paid off.

(b) The Company is currently in default of the senior notes, which are unsecured and have been classified as liabilities subject to compromise.

(c) The Industrial Development Agency Bonds were paid off in fiscal 1999. The existing note payable to the City of New York will be paid off in 2000.

5.   Liabilities Subject to Compromise and Reorganization Items

         The principal categories of obligations classified as liabilities subject to compromise under reorganization proceedings are identified below. The amounts in total will be subject to future adjustment depending on court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Company. Liabilities subject to compromise consist of the following:

                                                                January
                                                                29, 2000
                                                          ---------------------
                                                             (in thousands)
        Senior Notes                                        $     95,000
        Accounts payable - Trade                                  32,005
        Accrued interest on senior notes                           5,672
        Reserve for lease rejection claims                         4,690
        Other liabilities                                          4,366
                                                          ---------------------
        Total liabilities subject to compromise             $    141,733
                                                          =====================

         Reorganization items included in the statements of operations include the following:

                                                                January
                                                                29, 2000
                                                          ---------------------
                                                             (in thousands)
        Write off of assets at closed stores                $     10,118
        Professional fees                                          5,656
        Reserve for lease rejection claims                         4,690
        Proceeds from sale of leases                              (2,365)
        Other                                                      1,782
                                                          ---------------------
        Total reorganization costs                          $     19,881
                                                          =====================

6.   Property, Equipment and Leaseholds, Net

         Property, equipment and leaseholds are recorded at cost less accumulated depreciation and amortization. The components of property, equipment and leaseholds are as follows:

                                                              Useful          January        January
                                                               Lives          29, 2000       30, 1999
                                                         ------------------------------------------------
                                                           (In years)             (In thousands)
Building                                                         20          $    9,031     $   9,031
Furniture, fixtures and equipment                               3-8              49,714        51,505
Leasehold interests                                            5-29              39,277        46,781
Leasehold improvements                                         5-29              35,896        40,224
                                                                           ------------------------------
Total property, equipment and leaseholds                                        133,918       147,541

                                                              Useful          January        January
                                                               Lives          29, 2000       30, 1999
                                                         ------------------------------------------------
                                                           (In years)             (In thousands)

Accumulated depreciation and amortization                                       (77,899)      (76,079)
                                                                           ------------------------------
Property, equipment and leaseholds, net                                      $   56,019     $  71,462
                                                                           ==============================

7.   Earnings Per Share

         The following table sets forth the computation of basic and diluted loss per share:

                                                                             Fiscal         Fiscal        Fiscal
                                                                              1999           1998          1997
                                                                          -----------------------------------------
 Numerator
 Net operating loss                                                         $ 33,468)     $ (4,588)     $ (15,672)
                                                                          -----------------------------------------
 Numerator for basic and diluted loss per share before
   extraordinary item
                                                                             (33,468)       (4,588)       (15,672)
 Extraordinary item                                                                -           560              -
                                                                          -----------------------------------------
 Numerator for basic and diluted loss per share after
   extraordinary item                                                       $(33,468)     $ (5,148)     $ (15,672)
                                                                          =========================================
 Denominator
 Denominator for basic loss per share--weighted average shares                 9,080         9,063          8,961
 Effect of dilutive securities:
    Employee stock options                                                         -             -              -
    Dilutive potential common shares                                               -             -              -
                                                                          -----------------------------------------
 Denominator for diluted  per share--adjusted weighted average
   shares and assumed conversions                                              9,080         9,063          8,961
                                                                          =========================================


 Basic & diluted loss per share before extraordinary item                   $  (3.69)     $  (0.51)     $   (1.75)
 Extraordinary item                                                                -         (0.06)             -
                                                                          -----------------------------------------
 Basic & diluted loss per share after extraordinary item                    $  (3.69)     $  (0.57)     $   (1.75)
                                                                          =========================================

         Options to purchase 660,344, 985,574 and 858,179 shares of Common Stock at an average price of $3.42, $3.63 and $7.63 per share were outstanding at January 29, 2000, January 30, 1999 and January 31, 1998 respectively but were not included in the computation of diluted loss per share because the effect would have been antidilutive.

8.   Stockholders' Equity

         The Plan of Reorganization as filed with the Bankruptcy Court on March 24, 2000, and as amended on April 24, 2000, provides that holders of Common Stock and holders of options to purchase Common Stock shall not be entitled to, and shall not, receive any property or interest in property on account of their shares of Common Stock and options to purchase Common Stock. If the Plan of Reorganization is approved, the Company's unsecured creditors will receive all of the Company's Common Stock.

9.   Stock Option Plans

         The following information pertains to the Company's stock option plans:

         Fiscal year ended                 January 29, 2000            January 30, 1999            January 31, 1998
                                       ------------------------    ------------------------   ------------------------
                                                      Weighted                   Weighted                    Weighted
                                                       Average                    Average                    Average
                                                      Exercise                   Exercise                    Exercise
                                         Shares         Price        Shares       Price          Shares       Price
                                       --------------------------------------------------------------------------------
                                            (in thousands)              (in thousands)              (in thousands)
Outstanding options, beginning
 of year                                   985        $  3.63         858         $  7.63         875        $  7.00
Granted                                     16           1.29         362            3.40         147           8.58
Canceled                                  (339)          5.46        (182)          16.58         (38)         14.86
Exercised                                   (2)          1.07         (53)           1.07        (126)          1.18
                                       --------------------------------------------------------------------------------
Outstanding options, end of
 year                                      660        $  3.42         985         $  3.63         858        $  7.63
                                       ================================================================================
Options exercisable, end of
 year                                      451        $  4.50         476         $  4.99         474        $  4.59
                                       ================================================================================
Options available for future
 grant                                     559          N/A           230           N/A           423         N/A
                                       ================================================================================

         Compensation expense is recorded in the period that options are earned.

         The 660,344 options outstanding at January 29, 2000, vest over a range of two to five years from the date of grant provided the individuals remain in the employ of the Company. Options are exercisable at a price ranging from $1.07 to $8.95. Options issued under the 1988 Stock Option Plan generally must be exercised within five years from the date they are earned. Options issued under the New Stock Option Plan and Director's Stock Option Plan must be exercised prior to the tenth anniversary of the grant date.

         The Company has elected to follow APB 25 and related interpretations in accounting for stock options and accordingly has recognized no compensation expense. Had compensation cost been determined based upon the fair value at grant date for awards consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and diluted net loss per share would have increased by $0.3 million or $0.03 per share for fiscal 1999, $1.0 million or $0.11 per share for fiscal 1998, and $0.9 million or $0.10 per share for fiscal 1997.

         The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal 1999, 1998, and 1997: risk-free interest rate of 6.3%, an expected life of 3 to 7 years and a dividend yield of zero. For fiscal 1999, 1998, and 1997, volatility was 182.6%, 96.7% and 85.8%, respectively. Any options granted in the future will be subject to the fair value pro forma calculation. The pro forma adjustments for 1999, 1998, and 1997 may not be indicative of future years.

10.   Commitments and Contingencies

         The Company is the lessee under various long-term operating leases for store locations and equipment rentals for up to 29 years, including renewal options. The leases typically provide for three five-year renewals that are automatic unless the Company elects to terminate the lease. All leases are subject to assumption or rejection as part of the chapter 11case. Rent expense related to these leases amounted to $18.0 million, $18.4 million and $15.4 million for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

         Future minimum payments under the now cancelable or negotiable operating leases consisted of the following at January 29, 2000:

                                      (In thousands)

         2000                          $    14,846
         2001                               14,161
         2002                               13,051
         2003                               12,533
         2004                               11,948
         Thereafter                        106,850
                                    --------------------
         Total                         $   173,389
                                    ====================

         The Company is involved in litigation arising in the normal course of business. In the opinion of management the expected outcome of litigation will not have a material adverse effect on the Company's financial position.

11.  Charge for Store Closings

         During the second quarter of fiscal 1999, the Company implemented a plan to close 14 underperforming stores. These closures were intended to improve the Company's future profitability and liquidity. During the year ended January 29, 2000, certain of the leases of the closed stores were sold at a Bankruptcy Court authorized auction. The net proceeds from the sales were $2.4 million. The charge for store closings for the year ended January 29, 2000 consisted of :

                                                           (In thousands)

         Write-offs of property, plant and equipment             $10,118
         Lease rejection claims                                    4,690
         Proceeds from the sale of leases                         (2,365)
         Other expenses                                              466
                                                          -----------------
         Charge for store closings                               $12,909
                                                          =================

         During the fourth quarter of fiscal 1997, the Company implemented a plan to close ten underperforming stores and, as a result, recorded a $5.7 million charge to continuing operations.

These closures were intended to improve the Company's liquidity and future operating profitability. Net sales and store operating income (loss), including certain specifically allocated charges, for these stores were $21.3 million and $(0.8) million, respectively, in fiscal 1997.

         The charge for store closings consisted of write-offs of property, plant and equipment, costs associated with net lease obligations and other expenses of $2.1 million, $3.0 million and $0.6 million, respectively.

         Nine of the store closures were materially completed by the end of March 1998. The tenth store closure was completed in the fourth quarter of fiscal year 1998. For fiscal 1998, there was a charge to gross margin of $1.2 million for additional markdowns taken on the inventory at the closed stores. In addition, the lease termination costs for the closed stores were less than originally expected and this resulted in a credit for store closings of $1.2 million.

12.   Employee Benefit Plans

         In October 1996, the Company established a defined contribution retirement savings plan (401 (k)) covering all eligible employees. The plan allows participants to defer a portion of their annual compensation and receive a matching employer contribution on a portion of that deferral. During fiscal 1999, 1998 and 1997, the Company recorded contributions of $199,000, $254,000 and $209,000, respectively, to the 401(k) plan.

13.   Subsequent Events

         In March 2000, the Company decided to close an additional eleven underperforming stores, reducing the number of existing stores to 44. These store closures are intended to improve the Company's liquidity and future profitability. It is expected that the store closings will be completed by May 2000. No provision is included in the financial statements as the plan to close the stores was approved after the balance sheet date. The charge to the gross margin associated with the store closing, separate from the closing expenses, is approximately $1.3 million. The expected store closing expenses are $7.2 million, consisting of (i) $4.0 million for the write-off of property, plant and equipment, (ii) $2.7 million for costs associated with net lease obligations and
(iii) other expenses of $0.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions with the Company of Director and Executive Officers of the Company as of date hereof. Upon confirmation of the Plan of Reorganization, the Board of Directors of Reorganized Loehmann's will initially consist of seven (7) members, five (5) of whom shall be designated by the Creditor's Committee and whose names shall be disclosed on or before the date of the confirmation hearing; and two (2) of whom shall be Robert Friedman and Robert Glass, who currently serve as Loehmann's Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively.

Name                                       Age                         Position
----                                       ---                         --------
Robert N. Friedman (1)................     59       Chairman, Chief Executive Officer and Director
Robert Glass (1)......................     53       President,  Secretary, Chief Operating Officer, Chief Financial Officer
                                                    and Director
Jan Heppe.............................     48       Senior Vice President and Director of Stores
Linda Nash-Merker.....................     43       Senior Vice President Human Resources

Philip Kaplan.........................     69       Director
Christina A. Mohr (3).................     44       Director
Arthur E. Reiner (2)..................     59       Director
Lorrence T. Kellar (3)................     62       Director

(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

         Robert N. Friedman has been Chairman, Chief Executive Officer and a Director of the Company since November 1995 and was President, Chief Executive Officer and a Director of the Company from April 1992 to November 1995. Mr. Friedman was President and Chief Executive Officer of Loehmann's Holdings, Inc. a predecessor of the Company ("Holdings") from April 1992 until May 1996. Prior to joining the Company, Mr. Friedman was employed by R.H. Macy Co., Inc. for 28 years in various capacities, including President and Vice Chairman, Merchandising, at Macy's East from 1990-1992, Chairman and C.E.O. of Macy's Bamberger Division and Chairman and C.E.O. of Macy's South/Bullocks. He serves as a member of the Educational Foundation of The Fashion Institute of Technology.

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

         Jan Heppe resigned from the company as of February 1, 2000. She was the Senior Vice President and Director of Stores of the Company since September 1995. Prior to that time, she held a number of senior retail management positions at John Wanamaker Department Store in Philadelphia, Pennsylvania and a senior management retail position at Henri Bendel in 1991.

         Linda Nash-Merker resigned from the Company on May 1, 2000. She was Senior Vice President of Human Resources from May 1998 to April 2000. From 1994 to 1998, she was Vice President of Human Resources. Prior to joining Loehmann's, Linda spent eleven years at Macy's East where she held various human resources positions including Vice President of Merchant Recruitment and Development and Vice President - Human Resources Director for Herald Square.

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

         Lorrence T. Kellar has been a Director of the Company since September 1997. Mr. Kellar has been Vice President of Real Estate for the Kmart Corporation since April 1996. Prior to that, Mr. Kellar had been Vice President of Real Estate and Finance of The Kroger Co., a supermarket retailer, from 1988 to April 1996. He is a Director of Frisch's Restaurants, Multi-Color Corporation and a Trustee of The Capital Trust, a mutual fund group.

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

         Arthur E. Reiner has been a Director of the Company since August 1996. Mr. Reiner became Chairman of Finlay Enterprises, Inc. ("Enterprises") effective February 1, 1999 and, from January 1995 to such date, served as Vice Chairman of that company. Mr. Reiner has also served as President and Chief Executive Officer of Enterprises since January 30, 1996 and as Chairman of the Board and Chief Executive Officer of Finlay Fine Jewelry Corporation, Enterprise's wholly owned subsidiary since January 3, 1995. Prior to joining Finlay, Mr. Reiner had spent over 30 years with the Macy's organization. From February 1992 to October 1994, Mr. Reiner was Chairman and Chief Executive Officer of Macy's East, a subsidiary of Macy's. From 1988 to 1992, Mr. Reiner was Chairman and Chief Executive Officer of Macy's Northeast, which was combined with Macy's Atlanta division to form Macy's East in 1992. Mr. Reiner was Chairman of the Educational Foundation for the Fashion Institute of Technology from 1985 to 1995 and currently is Vice Chairman.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                                                        Long Term
                                                                                        Compensation
                                                                                           Awards
                                                                        Other Annual     Securities       All Other
                                       Fiscal                           Compensation     Underlying    Compensation ($)
     Name and Principal Position        Year    Salary($)   Bonus($)        ($)         Options (#)          (1)
-----------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation
Robert N. Friedman...................   1999       628,400       --         (2)              --             2,500
Chairman and Chief                      1998       624,000       --         (2)              --             2,500
Executive Officer                       1997       575,000    550,000       (2)              --             2,406

Robert Glass.........................   1999       324,800       --         (2)              --             2,500
President, Chief Operating Officer,     1998       312,337       --         (2)           100,000           2,500
Chief Financial Officer and Secretary   1997       257,500     56,870       (2)              --             2,388

Jan Heppe (3)........................   1999       260,600     10,000       (2)              --             2,500
Senior Vice President and               1998       258,000     15,000       (2)              --             2,500
Director of Stores                      1997       240,000     50,000       (2)              --             2,400

Linda Nash-Merker (4)................   1999       230,000     70,000       (2)              --             2,500
Senior Vice President,                  1998       190,500     15,000       (2)              --             2,500
Human Resources                         1997       162,550     42,888       (2)              --             2,065
-----------------------------------------------------------------------------------------------------------------------

(1) Consists of (i) Company contributions in fiscal 1999 under the Loehmann's Inc. 401(k) Savings and Investment Plan of $2,500 for Mr. Friedman, $2,500 for Mr. Glass, $2,500 for Ms. Heppe, $2,500 for Mrs. Nash-Merker; (ii) Company contributions in fiscal 1998 under the Loehmann's Inc. 401(k) Savings and Investment Plan of $2,500 for Mr. Friedman, $2,500 for Mr. Glass, $2,500 for Ms. Heppe, $2,500 for Mrs. Nash-Merker; (iii) Company contributions in fiscal 1997 under the Loehmann's 401(k) Savings and Investment Plan of $2,406 for Mr. Friedman, $2,388 for Mr. Glass, $2,400 for Ms. Heppe, $2,065 for Mrs. Nash-Merker.

(2) For each named executive officer, the aggregate amount of other annual compensation is less than the lesser of 10% of such officer's total salary and bonus for such year or $50,000.

(3) Ms. Heppe resigned her position with the Company effective February 1, 2000.

(4) Linda Nash-Merker became an executive officer of the Company in May 1998. Mrs. Nash-Merker resigned her position with the Company effective May 1, 2000.

         The following table sets forth information concerning the value of unexercised options as of January 29, 2000 held by the executives named in the Summary Compensation Table above.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

-----------------------------------------------------------------------------------------------------------------------
                                                              Number of Securities
                               Shares                              Underlying                Value of Unexercised
                              Acquired         Value          Unexercised Options            In-the-Money Options
                             On Exercise     Realized        at Fiscal Year End (#)         at Fiscal year End ($)
Name                             (#)            ($)        Exercisable/Unexercisable     Exercisable/Unexercisable(1)
-----------------------------------------------------------------------------------------------------------------------
Robert N. Friedman               ---            ---          306,227            ---              ---             ---
Robert Glass                     ---            ---           42,875         79,469              ---             ---
Jan Heppe                        ---            ---            6,703         24,469              ---             ---
Linda Nash-Merker                ---            ---            2,680         11,788              ---             ---
-----------------------------------------------------------------------------------------------------------------------

(1)  Based on a stock price at January 29, 2000 of $0.22

Employment and Severance Agreements

Mr. Friedman

         Mr. Friedman's employment agreement, as amended (the "Friedman Agreement"), provides that he will serve as Chairman and Chief Executive Officer of the Company from February 1, 1999 through January 31, 2001, subject to automatic successive one-year extensions unless either party provides the other party with at least 30 days prior written notice that it does not wish to extend the Period of Employment (as defined in the Friedman Agreement), provided that the Period of Employment shall continue in effect at least until the later of
(x) January 31, 2001 and (y) 12 months following notice by the Company of its election not to extend the Period of Employment, for an annual base salary of not less than $550,000 for fiscal 1996, $575,000 for fiscal 1997 and $600,000 for fiscal 1998, fiscal 1999 and fiscal 2000. Mr. Friedman is also eligible to receive an annual bonus equal to 100% of his base salary in effect for each of fiscal 1996 and fiscal 1997 and 60% of his base salary in effect for fiscal 1998, fiscal 1999, and fiscal 2000 if, for each such fiscal year, the Company attains its targeted financial goals (as defined by the Compensation Committee). The Friedman Agreement also provides for certain insurance and other benefits to be maintained and paid by the Company.

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

Mr. Glass

         Mr. Glass's employment agreement (the "Glass Agreement") provides that he will serve as President and Chief Operating Officer of the Company from April 1, 1998 through March 31, 2000. In accordance with its terms, the Glass Agreement has been automatically renewed for a one year term at an annual base salary of $320,000. The annual base salary shall be reviewed each April 1 except that no such review shall result in any reduction of the annual base salary then in effect. Mr. Glass also is eligible to receive an annual bonus equal to 60% of his annual base salary in effect, if, for each such fiscal year, the Company attains its targeted financial goals (as defined by the Compensation Committee). In addition, the bonus percentage can increase if the Company exceeds achievement of certain financial goals (as defined by the Compensation Committee). The Glass Agreement also provides for certain insurance and other benefits to be maintained and paid by the Company.

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

         Holders of Loehmann's Stock Options (and other instruments evidencing ownership in Loehmann's) will receive no distributions under the Plan of Reorganization and such instruments will be canceled.

         In addition, the Company has a consulting agreement with Mr. Kaplan. Mr. Kaplan will act as a director and consultant to the Company. Under the agreement, he is paid a retainer of $75,000 per year and is entitled to a $15,000 per year auto allowance. This consulting agreement became effective in April 1998 and extends for a five-year period.

Compensation Committee Interlocks and Insider Participation

         During fiscal 1999, Mr. Reiner served as the member of the Compensation Committee of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 20, 2000 with respect to beneficial ownership of shares of the Common Stock by (i) all stockholders known by the Company to be beneficial owners of more than 5% of such class, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Unless otherwise indicated in the notes below, the address of each beneficial owner is in care of Loehmann's, Inc., 2500 Halsey Street, Bronx, New York 10461.

------------------------------------------------------------------------------------------------------------------

Name and Address of Beneficial Owner                                     Shares of Common Stock     Percentage
------------------------------------                                     ----------------------     ----------
------------------------------------------------------------------------------------------------------------------
Sprout Capital V(1)..................................................                   200,779           2.2%
Sprout Growth, L.P.(1)...............................................                   242,769           2.7%
Sprout Growth, Ltd.(1)...............................................                    27,025              *
DLJ Venture Capital Fund II, L.P.(1).................................                    12,065              *
Donaldson, Lufkin & Jenrette Securities Corporation(1)...............                   126,161           1.4%
Rosenberg (U.S.)(1)..................................................                   326,000           3.6%
J&W Seligman & Co. Incorporated(2)...................................                 1,288,160          14.2%
Robert Friedman(3)...................................................                   306,227           3.3%
Robert Glass(4)......................................................                    42,875              *
Jan Heppe(5).........................................................                     6,703              *
Linda Nash-Merker(6).................................................                     2,680              *
Philip Kaplan(7).....................................................                   112,174           1.2%
Lorrence T. Kellar(8)................................................                    13,000              *
Christina A. Mohr(9).................................................                    10,000              *
Arthur E. Reiner(9)..................................................                    10,000              *
All directors and executive officers as a group (9 persons)(10)......                   480,659           5.1%
------------------------------------------------------------------------------------------------------------------

   *Less than 1%

(1) Based in part upon information provided in a Schedule 13G filed with the Commission. Sprout Capital V, Sprout Growth, L.P., Sprout Growth, Ltd., DLJ Venture Capital II, L.P., Rosenberg, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ" and, collectively with the other entities named above, the "Sprout Group") are all affiliates. The business address of all such Sprout Group entities is 277 Park Avenue, New York, New York 10172. Because of their direct and indirect ownership of a majority of the capital stock of DLJ, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, AXA Alliance Capital Management L.P. and The Equitable Companies Incorporated may be deemed to beneficially own all of the shares of Common Stock beneficially owned by the Sprout Group. The business address of Alpha Assurances I.A.R.D. Mutuelle and Alpha Assurances Vie Mutuelle is 100-101 Terrasse Boieldien, 92042 Paris La Defense France. The business address of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 21, rue de Chateaudun, 75009 Paris France. The business address of AXA Courtage Assurance Mutuelle is 26, rue Louis le Grand, 75002 Paris France. The business address of AXA is 23, avenue Matignon, 75008 Paris France. The business address of The Equitable Companies Incorporated is 787 Seventh Avenue, New York, New York 10019. The business address of Alliance Capital Management L.P. is 1345 Avenue of the Americas, New York, New York 10105.

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

(3) Includes options to purchase 306,227 shares of Common Stock which are exercisable within sixty (60) days of the date hereof.

(4) Includes options to purchase 42,875 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 79,469 shares of Common Stock which are not exercisable in sixty (60) days of the date hereof.

(5) Includes options to purchase 6,703 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 24,469 shares of Common Stock which are not exercisable in sixty (60) days of the date hereof.

(6) Includes options to purchase 2,680 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 11,788 shares of Common Stock which are not exercisable in sixty (60) days of the date hereof.

(7) Includes options to purchase 52,041 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Include 60,133 shares owned.

(8) Includes options to purchase 10,000 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Include 3,000 shares owned. Does not include options to purchase 2,000 shares of Common Stock which are not exercisable in sixty (60) days of the date hereof.

(9) Includes options to purchase 10,000 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 2,000 shares of Common Stock which are not exercisable in sixty (60) days of the date hereof.

(10) Includes options to purchase 417,526 shares of Common Stock which are exercisable within sixty (60) days of the date hereof. Does not include options to purchase 159,726 shares of Common Stock which are not exercisable in sixty (60) days of the date hereof. Includes 63,133 shares owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Agreements Between the Company and Bigio Group, LLC

         During the 1999 fiscal year, the Company purchased $519,000 of merchandise for resale from the Bigio Group, LLC ("Bigio"). Robert N. Friedman, who is Chairman and Chief Executive Officer and a director of the Company, is married to Deborah Friedman who is the owner and a principal of Bigio. Mr. Friedman has an interest in these transactions as a result of his relationship with Deborah Friedman.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of the report.

          (1)  List of Financial Statements

          Report of Independent Auditors
          Balance Sheets
          Statements of Operations

          Statements of Changes in Common Stockholders' Equity (Deficit) Statements of Cash Flows
          Notes to Financial Statements

          (2)  List of Financial Statement Schedules

          Schedule II, Valuation and Qualifying Accounts Other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  List of Exhibits

               2.1  Plan of Reorganization of Loehmann's Inc.*

               2.2 Disclosure Statement of Loehmann's Inc. regarding its Plan of Reorganization.*

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

              10.13 Severance Agreement between Loehmann's, Inc. and Bonnie
                    Dexter-Wolterstorff, dated January 9, 1998, filed as Exhibit
                    10.17 to Loehmann's, Inc.'s Annual Report on Form 10-K for the year ended January 31, 1998 (Comm. File NO. 0-24810), and incorporated herein by reference.

              10.14 Form of Agency Agreement between Loehmann's, Inc. and a joint venture of Gordon Brothers Retail Partners, LLC and The Ozer Group, LLC, dated February 27, 1998 filed as
                    Exhibit 10.17 to Loehmann's, Inc.'s Annual Report on Form 10-K for the year ended January 31, 1998 (Comm. File NO. 0-24810), and incorporated herein by reference.

              10.15 Ratification and Amendment Agreement, dated as of May 19,
                    1999, by and between Loehmann's, Inc. as Debtor and Debtor-In-Possession in a case pending under chapter 11 of the Bankruptcy Code, and Congress Financial Corporation, filed as Exhibit 10.1 to Loehmann's Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 1, 1999 (Comm. File NO. 0-24810), and incorporated herein by reference.

              10.16 Lease Agreement, dated October 6, 1998, by And between
                    Maurice M. Weill, Trustee for Rutherford Property and Loehmann's, Inc.*

              23    Consent of Independent Auditors.*

              24 Powers of Attorney (included on signature page of this 10-K).*

              27    Financial Data Schedule*

(b)  Reports on Form 8-K

     None filed in the fourth quarter.

--------------
*    Filed herewith

                                                                     SCHEDULE II

                                LOEHMANN'S, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

           Column A                 Column B             Column C            Column D       Column E

                                                        Additions
                                                        ---------

                                   Balance at    Charged to    Charged to                   Balance at
                                   Beginning      Cost and        Other                       end of
          Description              of Period      Expense       Accounts     Deductions       Period
  Year ended January 29, 2000
  ---------------------------
  Reserve for Store Closings             $307        $1,237            $0      $1,544(a)             $0
                                         ====        ======            ==      ======                ==

  Year ended January 30, 1999
  ---------------------------
  Reserve for Store Closings           $7,130             0             0      $6,823(a)           $307
                                       ======             =             =      ======              ====

  Year ended January 31, 1998
  ---------------------------
  Reserve for Store Closings              $10        $7,190            $0         $70(a)         $7,130
                                          ===        ======            ==         ===            ======
--------------------------------------------------------------------------------------------------------

     (a) Payments for leasehold obligation expenses and other store closing expenses.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LOEHMANN'S, INC.

         Dated: May 11, 2000             By: /s/ Robert Glass
                                         ---------------------------------------
                                         Robert Glass, President, Chief
                                         Operating Officer, Chief Financial
                                         Officer, Secretary and Director

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

Signature                          Title                                               Date
---------                          -----                                               ----
/s/ Robert N. Friedman             Chairman, Chief Executive Officer and Director      May 11, 2000
-----------------------
Robert N. Friedman

/s/ Robert Glass                   President, Chief Operating Officer, Chief           May 11, 2000
-----------------------            Financial Officer and Director
Robert Glass

/s/ Philip Kaplan                  Director                                            May 11, 2000
-----------------------
Philip Kaplan

/s/ Lorrence T. Kellar             Director                                            May 11, 2000
-----------------------
Lorrence T. Kellar

/s/ Christina A. Mohr              Director                                            May 11, 2000
-----------------------
Christina A. Mohr

/s/ Arthur E. Reiner               Director                                            May 11, 2000
-----------------------
Arthur E. Reiner