Form 10-K/A
period 2000-01-29
LOEHMANNS INC
filed 2000-05-19
CIK 60064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

/s/ Ernst & Young
-----------------
New York, New York
March 15, 2000, except for
     Note 1, as to which the
     date is April 24, 2000

                                 Loehmann's Inc.
                             (Debtor-in-possession)

                                 Balance Sheets
                                 (In thousands)

                                                                                          January         January
                                                                                          29, 2000       30, 1999
                                                                                       -------------------------------

Assets
Current assets:
   Cash and cash equivalents                                                             $    1,229     $    1,325
   Accounts receivable and other assets                                                       3,388          4,883
   Merchandise inventory                                                                     46,674         69,605
                                                                                       -------------------------------
Total current assets                                                                         51,291         75,813
Property, equipment and leaseholds, net                                                      56,019         71,462
Deferred debt issuance costs and other assets, net                                            1,021          3,195
Purchase price in excess of net assets acquired, net                                         36,923         38,223
                                                                                       -------------------------------
Total assets                                                                             $  145,254     $  188,693
                                                                                       ===============================


Liabilities and common stockholders' (deficit) equity
Current liabilities:
   DIP credit agreement                                                                  $    9,120     $        -
   Accounts payable                                                                           6,530         25,544
   Accrued expenses                                                                          12,495         16,031
   Accrued interest                                                                              57          2,688
   Current portion of long-term debt                                                            391             70
                                                                                       -------------------------------
Total current liabilities                                                                    28,593         44,333

Long-term debt:
   Revolving line of credit                                                                       -         41,880
   11 7/8% senior notes due May 2003                                                              -         95,000
   Revenue bonds and notes                                                                        -          2,523
                                                                                       -------------------------------
Total long-term debt                                                                              -        139,403

Liabilities subject to compromise                                                           141,733              -

Other noncurrent liabilities                                                                  3,776            339

Common stockholders' (deficit) equity:
  Common stock, $0.01 par value, 25,000,000 shares authorized;
  9,053,967 and 9,052,607 shares issued and outstanding at January 29,
  2000, and January 30, 1999, respectively.                                                      90             90
  Class B convertible common stock, 469,237 shares authorized; 26,087
  shares issued and outstanding at January 29, 2000, and January 30, 1999                       142            142
  Additional paid-in capital                                                                 81,760         81,758
  Accumulated deficit                                                                      (110,840)       (77,372)
                                                                                       -------------------------------
Total common stockholders' (deficit) equity                                                 (28,848)         4,618
                                                                                       -------------------------------
Total liabilities and common stockholders' (deficit) equity                              $  145,254      $ 188,693
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
                                                                           ==============================

7.   Earnings Per Share

         The following table sets forth the computation of basic and diluted loss per share:

                                                                             Fiscal         Fiscal        Fiscal
                                                                              1999           1998          1997
                                                                          -----------------------------------------

 Numerator
 Net operating loss                                                         $(33,468)     $ (4,588)     $ (15,672)
                                                                          -----------------------------------------
 Numerator for basic and diluted loss per share before
   extraordinary item
                                                                             (33,468)       (4,588)       (15,672)
 Extraordinary item                                                                -           560              -
                                                                          -----------------------------------------
 Numerator for basic and diluted loss per share after
   extraordinary item                                                       $(33,468)     $ (5,148)     $ (15,672)
                                                                          =========================================
 Denominator
 Denominator for basic loss per share--weighted average shares                 9,080         9,063          8,961
 Effect of dilutive securities:
    Employee stock options                                                         -             -              -
    Dilutive potential common shares                                               -             -              -
                                                                          -----------------------------------------
 Denominator for diluted  per share--adjusted weighted average
   shares and assumed conversions                                              9,080         9,063          8,961
                                                                          =========================================


 Basic & diluted loss per share before extraordinary item                   $  (3.69)     $  (0.51)     $   (1.75)
 Extraordinary item                                                                -         (0.06)             -
                                                                          -----------------------------------------
 Basic & diluted loss per share after extraordinary item                    $  (3.69)     $  (0.57)     $   (1.75)
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

          (3)  List of Exhibits

               2.1 Plan of Reorganization of Loehmann's Inc. (Previously filed).

               2.2 Disclosure Statement of Loehmann's Inc. regarding its Plan of Reorganization (Previously filed).

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

              10.16 Lease Agreement, dated October 6, 1998, by And between
                    Maurice M. Weill, Trustee for Rutherford Property and Loehmann's, Inc. (Previously filed).

              23    Consent of Independent Auditors.*

              24 Powers of Attorney (included on signature page of this 10-K) (Previously filed).

              27    Financial Data Schedule (Previously filed).


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

                                         LOEHMANN'S, INC.


         Dated: May 19, 2000             By: /s/ Robert Glass
                                         ---------------------------------------
                                         Robert Glass, President, Chief
                                         Operating Officer, Chief Financial
                                         Officer, Secretary and Director

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                          Title                                               Date
---------                          -----                                               ----

          *                        Chairman, Chief Executive Officer and Director      May 19, 2000
-----------------------
Robert N. Friedman

          *                        President, Chief Operating Officer, Chief           May 19, 2000
-----------------------            Financial Officer and Director
Robert Glass

          *                        Director                                            May 19, 2000
-----------------------
Philip Kaplan

          *                        Director                                            May 19, 2000
-----------------------
Lorrence T. Kellar

          *                        Director                                            May 19, 2000
-----------------------
Christina A. Mohr



          *                        Director                                            May 19, 2000
-----------------------
Arthur E. Reiner


* By: /s/ Robert Glass
      ----------------
      Name:  Robert Glass
      Title: Attorney-in-fact
