Form 10-Q
period 2000-04-29
LOEHMANNS INC
filed 2000-06-13
CIK 60064

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended April 29, 2000

                         Commission File Number 0-28410

                                LOEHMANN'S, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2341356
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      2500 Halsey Street
        Bronx, New York                                            10461
        ---------------                                            -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (718) 409-2000
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

                                 Yes [X] No [ ]

Number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of June 1, 2000; 9,053,967 and 26,087, respectively.

                                Loehmann's, Inc.

                                    Contents

Part I--Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets--April 29, 2000 and January 29, 2000........................... 1
Statements of Operations--Three months ended
  April 29, 2000 and May 1, 1999.............................................. 2
Statements of Cash Flows--Three months ended
  April 29, 2000 and May 1, 1999.............................................. 3

Notes to Financial Statements................................................. 4

Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition............................................. 6

Part II--Other Information

Item 3. Defaults Upon Senior Securities....................................... 9

Item 5. Other Information..................................................... 9

Item 6. Exhibits and Reports on Form 8-K...................................... 9

Signature.....................................................................10

                                Loehmann's, Inc.
                             (Debtor-In-Possession)

                                 Balance Sheets

                                                                                      April 29,        January 29,
                                                                                         2000             2000
                                                                                    ---------------------------------
                                                                                               Unaudited
                                                                                         (In thousands, except
                                                                                             share amounts)
Assets
Current assets:
   Cash and cash equivalents                                                        $       1,958      $       1,229
   Accounts receivable and other assets                                                     4,728              3,388
   Merchandise inventory                                                                   52,472             46,674
                                                                                    ---------------------------------
Total current assets                                                                       59,158             51,291

Property, equipment and leaseholds,net                                                     50,086             56,019
Deferred debt issuance costs and other assets, net                                            956              1,021
Purchase price in excess of net assets acquired, net                                       36,599             36,923
                                                                                    ---------------------------------
Total assets                                                                        $     146,799      $     145,254
                                                                                    =================================
Liabilities and common stockholders' deficit
Current liabilities:
   DIP credit agreement                                                             $      12,765      $       9,120
   Accounts payable                                                                         8,692              6,530
   Accrued expenses                                                                        13,978             12,495
   Accrued interest                                                                            18                 57
   Current portion of long-term debt                                                          381                391
                                                                                    ---------------------------------
Total current liabilities                                                                  35,834             28,593

Liabilities subject to compromise                                                         146,011            141,733

Other noncurrent liabilities                                                                3,384              3,776

Common stockholders' deficit:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 9,053,967 shares
     issued and outstanding at April 29, 2000 and January 29, 2000                             90                 90
   Class B convertible common stock, 469,237 shares authorized; 26,087 shares
     issued and outstanding at April 29, 2000 and January 29, 2000                            142                142
   Additional paid-in capital                                                              81,760             81,760
   Accumulated deficit                                                                   (120,422)          (110,840)
                                                                                    ---------------------------------
Total common stockholders' deficit                                                        (38,430)           (28,848)
                                                                                    ---------------------------------
Total liabilities and common stockholders' deficit                                  $     146,799      $     145,254
                                                                                    =================================

   The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.
                             (Debtor-In-Possession)

                      Statements of Operations (Unaudited)

                                                                                        Quarter Ended
                                                                           April 29,                      May 1,
                                                                             2000                         1999
                                                             ----------------------------------------------------------
                                                                           (In thousands, except per share data)
Net sales                                                                       $  92,221                    $ 108,231
Cost of sales                                                                      62,665                       73,679
                                                             ----------------------------------------------------------
Gross profit                                                                       29,556                       34,552

Selling, general and administrative expenses                                       27,180                       31,543
Depreciation and amortization                                                       2,673                        3,190
                                                             ----------------------------------------------------------
Operating loss                                                                       (297)                        (181)

Interest expense, net                                                                 423                        3,660
                                                             ----------------------------------------------------------
Loss before reorganization costs and
  income taxes                                                                       (720)                      (3,841)

Reorganization costs                                                                8,812                            -
                                                             ----------------------------------------------------------
Loss before income taxes                                                           (9,532)                      (3,841)

Provision for income taxes                                                             50                           38
                                                             ----------------------------------------------------------
Net loss applicable to common stock                                             $  (9,582)                      (3,879)
                                                             ==========================================================
Loss per share: Basic and diluted:                                              $   (1.06)                   $   (0.43)
                                                             ==========================================================

Weighted average number of common shares outstanding                                9,079                        9,079

Weighted average number of common shares and common share
equivalents outstanding                                                             9,079                        9,079

   The accompanying notes are an integral part of these financial statements.

                                Loehmann's, Inc.
                             (Debtor-In-Possession)

                      Statements of Cash Flows (Unaudited)

                                                                                        Quarter Ended
                                                                           April 29,                      May 1,
                                                                             2000                         1999
                                                             ----------------------------------------------------------
                                                                                        (In thousands)
Cash flows (used in) provided by operating activities
Net loss                                                                        $  (9,582)                   $  (3,879)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Reorganization expenses                                                        8,204                            -
     Depreciation and amortization                                                  2,673                        3,190
     Changes in current assets and liabilities:
       Accounts receivable and other assets                                        (1,340)                      (2,034)
       Merchandise inventory                                                       (5,798)                     (14,127)
       Accounts payable                                                             2,024                       14,663
       Accrued expenses                                                             1,569                        1,772
       Accrued interest                                                               (49)                       2,827
                                                             ----------------------------------------------------------
     Net changes in current assets and liabilities:                                (3,594)                       3,101

     Net change in other noncurrent assets and liabilities                           (392)                          65
                                                             ----------------------------------------------------------
Total adjustments, net                                                              6,891                        6,356
                                                             ----------------------------------------------------------
Net cash (used in) provided by operating activities                                (2,691)                       2,477
                                                             ----------------------------------------------------------
Cash flows used in investing activities
Capital expenditures                                                                 (225)                      (1,628)
                                                             ----------------------------------------------------------
Net cash used in investing activities                                                (225)                      (1,628)
                                                             ----------------------------------------------------------
Cash flows provided by (used in) financing activities
Borrowings (repayments) under credit facility, net                                  3,645                          (85)
Other financing activities, net                                                         -                           (7)
                                                             ----------------------------------------------------------
Net cash provided by (used in) financing activities                                 3,645                          (92)
                                                             ----------------------------------------------------------

Net increase in cash and cash equivalents                                             729                          757
Cash and cash equivalents at beginning of period                                    1,229                        1,325
                                                             ----------------------------------------------------------
Cash and cash equivalents at end of period                                      $   1,958                    $   2,082
                                                             ==========================================================
Supplemental disclosure of cash flow information
Cash interest paid during period                                                $     423                    $     796
                                                             ==========================================================

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

On March 24, 2000, with the support of the Creditor's Committee, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan of Reorganization") with the Bankruptcy Court. On April 24, 2000, the Bankruptcy Court approved the Disclosure Statement related to the Plan of Reorganization and scheduled a plan confirmation hearing for June 27, 2000. On May 24, 2000 solicitation packages were mailed to creditors and other related parties.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the chapter 11 proceedings and circumstances relating to this event, including the Company's debt structure and its recurring losses, such realization of assets and liquidation of liabilities are subject to uncertainty. In the chapter 11 proceedings, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the chapter 11 proceedings have been segregated and classified as liabilities subject to compromise in the balance sheets. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as a debtor-in-possession. Schedules have been filed by the Company with the Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and either amicably resolved or adjudicated. The ultimate amount of and settlement terms for such are not presently determinable.

Financial accounting and reporting during a chapter 11 case is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, pre-petition liabilities, which may be subject to settlement, have been classified as liabilities subject to compromise in the accompanying balance sheet at April 29, 2000. SOP 90-7 also requires that the Company record all transactions incurred as a result of the chapter 11 filing separately as reorganization items on the statement of operations for the three month period ended April 29, 2000.

The Company is operating its business during the reorganization process and has a $75 million debtor-in-possession financing facility (the "DIP Facility"). The Company believes that the DIP Facility will allow it to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements, for the remainder of the fiscal year.

The accompanying financial statements do not reflect any adjustment to the carrying value of assets or liabilities that may result from the Plan of Reorganization as discussed above.

The balance sheet at April 29, 2000 and the statements of operations and cash flows for the quarter ended April 29, 2000 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended April 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 2001. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 29, 2000 included in the Company's Annual Report on Form 10-K for such year.

2.  Liabilities Subject to Compromise and Reorganization Items

Liabilities subject to compromise in the accompanying balance sheet includes the following amounts at April 29, 2000:

      11 7/8% senior notes                                    $   95,000
      Accounts payable                                            31,867
      Accrued lease rejection claims                               8,872
      Accrued interest on senior notes                             5,672
      Other liabilities                                            4,600
                                                              ----------
      Total liabilities subject to compromise                 $  146,011
                                                              ==========

SOP 90-7 requires that the Company record all transactions incurred as a result of the chapter 11 filing separately as reorganization items. Accordingly, reorganization items included in the statements of operations include the following for the three month period ended April 29, 2000:

      Asset write offs at closed stores                       $    4,022
      Accrued lease rejection claims                               4,182
      Proceeds from sales of leases                               (1,200)
      Professional fees                                              900
      Other liabilities                                              908
                                                              ----------
      Total reorganization costs                              $    8,812
                                                              ==========

3.  Charge for Store Closings

During the first quarter of fiscal 2000, the Company implemented a plan to close eleven underperforming stores and, as a result, recorded a $7.2 million charge. These closures are intended to improve the Company's future profitability and liquidity.

The store closures were completed by the end of May 2000. Net sales and operating income (loss), including certain specifically allocated charges, for these stores were $3.8 million and $(0.5) million for the three months ended April 29, 2000 and $8.2 million and $0.3 million for the same period in the prior year.

The charge for store closings consisted of write-offs of property, plant and equipment, costs associated with net lease rejection claims and other expenses of $4.0 million, $3.0 million and $0.2 million, respectively.

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

The Company's management has developed a reorganization plan and evaluated its operations. On March 24, 2000, with the support of the Creditor's Committee, the Company filed a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan of Reorganization") with the Bankruptcy Court. On April 24, 2000, the Bankruptcy Court approved the Disclosure Statement related to the Plan of Reorganization and scheduled a plan confirmation hearing for June 27, 2000. On May 24, 2000 solicitation packages were mailed to creditors and other related parties. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of pre-petition liabilities are limited to those approved by the Bankruptcy Court.

The Plan of Reorganization as filed with the Bankruptcy Court on March 24, 2000, and as amended on April 24, 2000 provides that holders of Common Stock and holders of options to purchase Common Stock shall not be entitled to, and shall not, receive any property or interest in property on account of their shares of Common Stock and options to purchase Common Stock. If the Plan of Reorganization is approved, the Company's unsecured creditors will receive all of the Company's Common Stock.

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

Results of Operations - Comparison of the Quarters Ended April 29, 2000 and May 1, 1999

Net sales for the thirteen week period ended April 29, 2000, were $92.2 million as compared to $108.2 million for the comparable period in the prior year, a decrease of approximately $16.0 million or 14.8%. Comparable store sales (sales at stores that were in operation for both periods) increased by 1.0%. The overall sales decline is attributable to the impact of the fourteen stores closed in July 1999 which generated $11 million, and the eleven stores closed in March 2000 which generated an additional $5.0 million for the quarter ended May 1, 1999.

Gross profit for the thirteen week period ended April 29, 2000, was $29.6 million as compared to $34.6 million for the same period in the prior year. Gross margin percentage increased to 32.0% from 31.9% in the prior year period. The gross profit margin was impacted by an accrual of $1.3 million for the planned liquidation of inventory at the eleven closed stores. Gross profit from ongoing operations was $30.9 million or 33.5% as a percentage of net sales. The increase in gross margin percentage from ongoing operations was due primarily to an increase in the initial markup.

Selling, general and administrative expenses for the thirteen week period ended April 29, 2000, were $27.2 million as compared to $31.5 million during the same period in the prior year, a decrease of $4.3 million, or 13.7%. The decrease was due primarily to the closing of fourteen stores in July 1999 and the eleven stores closed in March of 2000.

Depreciation and amortization expense for the thirteen week period ended April 29, 2000, was $2.7 million as compared to $3.2 million for the same period in the prior year.

The Company has provided for a charge in the amount of $7.2 million for the closing of eleven stores. This charge consists of the write-off of property, plant and equipment, closing expenses and costs associated with lease rejection claims of $4.0 million, $0.2 million and $4.2 million, respectively.

These charges were offset by the estimated proceeds from the sales of leases of $1.2 million. The Company also incurred $1.6 million of other reorganization costs including $0.9 million for professional fees and $0.7 million for severance costs.

Net interest expense for the thirteen week period ended April 29, 2000 was $0.4 million as compared to $3.7 million for the same period in the prior year, a decrease of approximately $3.3 million or 89.2%. Interest expense has not been accrued on the 11 7/8% senior notes since the chapter 11 filing on May 18, 1999. (see "Liquidity and Capital Resources"). In the quarter ended May 1, 1999, interest expense for the 11 7/8% notes was $2.8 million.

Liquidity and Capital Resources

As previously mentioned, the Company has a DIP Facility which provides for a revolving line of credit and a letter of credit facility aggregating $75.0 million. The DIP Facility expires on the earlier of (a) the second anniversary of the DIP Facility, (b) the effective date of a plan of reorganization for the Company, or (c) acceleration following the occurrence of an event of default. The availability of the revolving line of credit and letters of credit under the DIP Facility is subject to certain inventory-related borrowing base requirements. The indebtedness under the DIP Facility bears interest at variable rates based on LIBOR plus 2.25% or the prime rate plus 0.5%. The DIP Facility contains certain customary covenants (including limitations on indebtedness, liens and restricted payments) but does not contain any financial covenants. The DIP Facility is secured by substantially all of the Company's assets. As of May 27, 2000, the Company had borrowings of $4.9 million and letters of credit of $2.5 million outstanding under the DIP Facility, with $28.0 million of remaining availability for borrowings under the DIP Facility. The Company intends to use the DIP Facility during the pendency of the chapter 11 case to finance its working capital and capital expenditure requirements.

Cash used in operations for the three months ended April 29, 2000, was $2.7 million. Borrowings under the DIP Facility were $3.6 million.

As previously noted, the Company is currently operating its business as a debtor-in-possession under chapter 11 of the Bankruptcy Code. Continuation of the Company as a going concern is contingent upon, among other things, confirmation by the Bankruptcy Court of a reorganization plan, the Company's ability to return to profitability and generate sufficient cash from operations.

The Company believes that cash generated from operations and funds available under the DIP Facility will be sufficient to satisfy its cash requirements through fiscal 2000.

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

Item 5.  Other Information

Other Information

This Quarterly Report on Form 10-Q and, in particular, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the Securities Exchange Act of 1934. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. The Company is currently operating its business as debtor-in-possession under chapter 11 of the Bankruptcy Code. Continuation of the Company as a going concern is contingent upon its ability to comply with its debtor-in-possession financing facility, the Company's ability to generate sufficient cash from operations and its ability to obtain financing sources to meet its future obligations. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include adverse changes in relationships with key factors and vendors, changes in consumer preferences, competition from existing and potential competitors and general economic conditions.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

(a)   Exhibits

         27        Financial Data Schedule (for SEC use only)

(b)   No reports on Form 8-K were filed during the quarter ended April 29, 2000.

                                Loehmann's, Inc.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 13, 2000

                             Loehmann's, Inc.


                             By: /s/ Robert Glass
                                 ----------------
                                 Robert Glass
                                 President, Chief Operating Officer and Director