Form 10-Q
period 2000-07-29
LOEHMANNS INC
filed 2000-09-18
CIK 60064

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                         the Quarter Ended July 29, 2000

                         Commission File Number 0-28410


                                LOEHMANN'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                          22-2341356
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


     2500 Halsey Street
     Bronx, New York                                        10461
----------------------------------------               -------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code          (718) 409-2000
                                                       -------------------------

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

Number of shares outstanding of Registrant's Common Stock and Class B Common Stock, as of September 12, 2000; 9,053,967 and 26,087, respectively.

                                Loehmann's, Inc.
                             (Debtor-In-Possession)

                                    CONTENTS


PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets--July 29, 2000 and January 29, 2000 .........................   1
Statements of Operations--Quarters and six months ended
   July 29, 2000 and July 31, 1999..........................................   2
Statements of Cash Flows--Quarters and six months ended
   July 29, 2000 and July 31, 1999..........................................   3

Notes to Financial Statements...............................................   4

Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition...........................................   7

PART II--OTHER INFORMATION

Item 5. Other Information...................................................   9

Item 6. Exhibits and Reports on Form 8-K....................................  11

Signature...................................................................  12

                         PART I - FINANCIAL INFORMATION

                                Loehmann's, Inc.
                             (Debtor-In-Possession)

                           Balance Sheets (Unaudited)

                                                                                       JULY 29,       JANUARY 29,
                                                                                         2000            2000
                                                                                    ---------------------------------
                                                                                         (IN THOUSANDS, EXCEPT
                                                                                              SHARE DATA)
ASSETS
Current assets:
   Cash and cash equivalents                                                            $   1,998           $  1,229
   Accounts receivable and other assets                                                     3,460              3,388
   Merchandise inventory                                                                   41,065             46,674
                                                                                    ---------------------------------
Total current assets                                                                       46,523             51,291

Property, equipment and leaseholds, net                                                    49,620             56,019
Deferred debt issuance costs and other assets, net                                          1,012              1,021
Purchase price in excess of net assets acquired, net                                       36,273             36,923
                                                                                    ---------------------------------
Total assets                                                                            $ 133,428           $145,254
                                                                                    =================================

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
   DIP credit agreement                                                                 $      --           $  9,120
   Accounts payable                                                                         7,453              6,530
   Accrued expenses                                                                        13,721             12,552
   Current portion of long-term debt                                                        2,504                391
                                                                                    ---------------------------------
Total current liabilities                                                                  23,678             28,593


Liabilities subject to compromise                                                         145,543            141,733

Other noncurrent liabilities                                                                3,674              3,776

Common stockholders' deficit:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 9,053,967 shares
     issued and outstanding at July 29, 2000 and January 29, 2000                              90                 90
   Class B convertible common stock, 469,237 shares authorized; 26,087 shares
     issued and outstanding at July 29, 2000 and January 29, 2000                             142                142
   Additional paid-in capital                                                              81,760             81,760
   Accumulated deficit                                                                   (121,459)          (110,840)
                                                                                    ---------------------------------
Total common stockholders' deficit                                                        (39,467)           (28,848)
                                                                                    ---------------------------------
Total liabilities and common stockholders' deficit                                      $ 133,428           $145,254
                                                                                    =================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                Loehmann's, Inc.
                             (Debtor-In-Possession)

                      Statements of Operations (Unaudited)

                                                                   QUARTER ENDED                   SIX MONTHS ENDED
                                                                   JULY 29, JULY                    JULY 29, JULY 31,
                                                                        31,
                                                                2000            1999             2000             1999
                                                         --------------------------------------------------------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                                    $   75,385        $   89,984      $  167,606       $  198,179
Cost of sales                                                    49,015            66,798         111,680          140,441
                                                         --------------------------------------------------------------------
Gross profit                                                     26,370            23,186          55,926           57,738

Selling, general and administrative expenses                     22,790            29,611          49,970           61,153
Depreciation and amortization                                     2,575             3,175           5,248            6,365
                                                         --------------------------------------------------------------------
Operating income (loss)                                           1,005            (9,600)            708           (9,780)

Interest expense, net                                               244             1,177             667            4,837
                                                         --------------------------------------------------------------------
Income (loss) before reorganization items and
   Income taxes                                                     761           (10,777)             41          (14,617)

Reorganization costs                                              1,730            21,064          10,542           21,064
                                                         --------------------------------------------------------------------
Loss before income taxes                                           (969)          (31,841)        (10,501)         (35,681)

Provision for income taxes                                           61                28             111               66
                                                         --------------------------------------------------------------------
Net loss applicable to common stock                          $   (1,030)       $  (31,869)     $  (10,612)      $  (35,747)
                                                         ====================================================================
Loss per share: basic and diluted:                           $    (0.11)       $    (3.51)     $    (1.17)      $    (3.94)
                                                         ====================================================================
Weighted average number of common shares outstanding
                                                                  9,079             9,079           9,079            9,079
Weighted average number of common shares and common
share equivalents outstanding                                     9,079             9,079           9,079            9,079

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                Loehmann's, Inc.
                             (Debtor-In-Possession)

                      Statements of Cash Flows (Unaudited)

                                                                     QUARTER ENDED                     SIX MONTHS ENDED
                                                                     JULY 29, JULY                     JULY 29, JULY 31,
                                                                          31,
                                                                 2000             1999              2000             1999
                                                           ----------------------------------------------------------------------
                                                                                      (IN THOUSANDS)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                       $  (1,030)       $ (31,869)       $ (10,612)        $ (35,747)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Reorganization expenses                                        (218)          19,879            8,197            21,063
     Depreciation and amortization                                 2,575            3,176            5,248             6,365
     Changes in current assets and liabilities:
       Accounts receivable and other assets                        1,268           (6,714)             (72)           (8,748)
       Merchandise inventory                                      11,407           39,922            5,609            25,795
       Accounts payable                                           (1,691)          (3,482)             333            11,180
       Accrued expenses                                              198           (3,826)           1,656               953
                                                           ----------------------------------------------------------------------
     Net changes in current assets and liabilities:               11,182           25,900            7,526            29,180

     Net change in other noncurrent assets and liabilities           290            3,676             (241)            2,304
                                                           ----------------------------------------------------------------------
Total adjustments, net                                            13,829           52,631           20,730            58,912
                                                           ----------------------------------------------------------------------
Net cash provided by operating activities                         12,799           20,762           10,118            23,165
                                                           ----------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures                                              (1,990)          (1,115)          (2,215)           (2,669)
                                                           ----------------------------------------------------------------------
Net cash used in investing activities                             (1,990)          (1,115)          (2,215)           (2,669)
                                                           ----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under credit facility, net                            (12,765)         (20,231)          (9,120)          (20,316)
Other financing activities, net                                    1,996             (149)           1,986              (156)
                                                           ----------------------------------------------------------------------
Net cash used in by financing activities                         (10,769)         (20,380)          (7,134)          (20,472)
                                                           ----------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  40             (733)             769                24
Cash and cash equivalents at beginning of period                   1,958            2,082            1,229             1,325
                                                           ----------------------------------------------------------------------
Cash and cash equivalents at end of period                     $   1,998        $   1,349        $   1,998         $   1,349
                                                           ======================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash interest paid during period                               $     288        $     679        $     690         $   1,475
                                                           ======================================================================

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

On July 28, 2000 the Company filed a Second Amended Plan of Reorganization (the "Second POR") with the Bankruptcy Court. The Second POR was subsequently accepted by the required percentages of those creditors entitled to vote on the plan. A plan confirmation hearing was held on September 6, 2000 and the Second POR, as further modified on that date (the "Amended POR"), was confirmed by the Bankruptcy Court. In order for the Amended POR to become effective, the Company or one of its subsidiaries must, among other things, enter into a new senior secured credit facility (the "New Credit Facility") and the indenture for the New Senior Notes described below must be finalized. The Company expects that within two weeks from the date of the confirmation hearing, both of these agreements will be finalized and the Amended POR will become effective, thereby allowing the Company to emerge from bankruptcy.

Under the Amended POR, a holding company ("Loehmann's Holdings") will be formed which will own 100% of the Company and which will issue its common stock, par value $0.01 per share (the "New Common Stock"), and up to $25,000,000 in its 11% Senior Notes due 2005 (the "New Senior Notes"). Distributions to the Company's general unsecured creditors will be in New Common Stock or in a combination of New Common Stock and New Senior Notes depending on the elections made by the holders of general unsecured claims. The Amended POR provides that all stockholders and option holders of the Company's old stock shall not be entitled to, and shall not, receive any property or interest in property or on account of their shares of Common Stock and options to purchase Common Stock.

The Amended POR also provides that two new subsidiaries of the Company will be formed and that all of the Company's assets will be transferred to such subsidiaries. The Company will own 100% of the newly formed subsidiaries.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the chapter 11 case, such realization of assets and liquidation of liabilities are subject to uncertainty. In the chapter 11 case, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the chapter 11 case have been segregated and classified as liabilities subject to compromise in the balance sheets. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as a debtor-in-possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and either amicably resolved or adjudicated. The ultimate amount of and settlement terms for such are not presently determinable.

Financial accounting and reporting during a chapter 11 case is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, pre-petition liabilities, which may be subject to settlement, have been classified as liabilities subject to compromise in the accompanying balance sheet at July 29, 2000. SOP 90-7 also requires that the Company record all transactions incurred as a result of the chapter 11 filing separately as reorganization items on the statement of operations for the six month period ended July 29, 2000.

During its chapter 11 case, the Company operated its business as a debtor-in-possession and had a $75 million debtor-in-possession financing facility, which was subsequently reduced to $60 million (the"DIP Facility"). The Company is in the process of finalizing the New Credit Facility, which the Company will use to, among other things, pay off the DIP Facility. The Company believes that the New Credit Facility will allow it to meet its merchandise inventory and normal operating expense needs, as well as presently anticipated capital expenditure requirements, for the remainder of the fiscal year.

The accompanying financial statements do not reflect any adjustment to the carrying value of assets or liabilities that may result from the Amended POR discussed above. Such adjustments will include recognition of the forgiveness of debt, the revaluation of assets, and other "Fresh Start" related items, where applicable.

The balance sheet at July 29, 2000 and the statements of operations and cash flows for the quarters ended July 29, 2000 and July 31, 1999 include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been omitted. Operating results for the quarter ended July 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 2001. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes for the fiscal year ended January 29, 2000 included in the Company's Annual Report on Form 10-K for such year.

2.       LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

Liabilities subject to compromise in the accompanying balance sheet includes the following amounts at July 29, 2000:

                  11 7/8% senior notes                           $  95,000
                  Accounts payable                                  31,423
                  Accrued lease rejection claims                     8,653
                  Accrued interest on senior notes                   5,740
                  Other liabilities                                  4,727
                                                                 ----------
                  Total liabilities subject to compromise        $ 145,543
                                                                 ==========

SOP 90-7 requires that the Company record all transactions incurred as a result of the Chapter 11 filing separately as reorganization items. Accordingly, reorganization items included in the statements of operations include the following for the six month period ended July 29, 2000:

                  Asset impairments at closed stores             $   4,015
                  Accrued lease rejection claims                     3,963
                  Proceeds from sales of leases                     (1,200)
                  Professional fees                                  1,800
                  Other liabilities                                  1,964
                                                                 ---------
                  Total reorganization costs                     $  10,542
                                                                 =========

3.       CHARGE FOR STORE CLOSINGS

During the first quarter of fiscal 2000, the Company implemented a plan to close eleven underperforming stores. These closures are intended to improve the Company's future profitability and liquidity.

The store closures were completed during the second quarter. Net sales and operating loss, including certain specifically allocated charges, for these stores were $6.4 million and $(1.3) million for the six months ended July 29, 2000 and $36.3 million and $(1.9) million for the same period in the prior year.

The charge for store closings consisted of write-offs of property, plant and equipment, costs associated with net lease rejection claims and other expenses of $4.0 million, $2.5 million, and $0.9 million, respectively.

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

6.       SUBSEQUENT EVENTS

The Company filed the Second POR with the Bankruptcy Court on July 28, 2000. The Second POR was subsequently accepted by the required percentages of those creditors entitled to vote on the plan. A plan confirmation hearing was held on September 6, 2000 and the Amended POR was confirmed by the Bankruptcy Court. The approved Amended POR, which will facilitate the Company's emergence from bankruptcy, is expected to become effective approximately two weeks after the hearing date. For further details refer to Note 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REORGANIZATION

On May 18, 1999, the Company filed a petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Since the Petition Date, the Company has continued to operate as a debtor-in-possession under the Bankruptcy Code.

In its chapter 11 case, the Company may sell assets and settle liabilities for amounts other than those reflected in the financial statements. The administrative and reorganization expense resulting from the chapter 11 filing will unfavorably affect results. Moreover, future results may be adversely affected by other claims and factors resulting from the chapter 11 filing.

RESULT OF OPERATIONS - COMPARISON OF THE QUARTERS ENDED JULY 29, 2000 AND JULY 31, 1999

Comparable store sales (sales at stores that were in operation for both periods) decreased by 0.3%. Net sales for the thirteen week period ended July 29, 2000, were $75.4 million as compared to $90.0 million for the comparable period in the prior year, a decrease of approximately $14.6 million or 16.2%. The overall sales decline is attributable to the impact of the fourteen stores closed in July 1999 which generated $9.8 million in sales, and the eleven stores closed in March 2000 which generated an additional $4.8 million in sales for the quarter ended July 29, 2000.

Gross profit for the thirteen week period ended July 29, 2000, was $26.4 million as compared to $23.2 million for the same period in the prior year. Gross margin percentage increased to 35.0% from 25.8% in the prior year period. The increase in gross profit was due primarily to a prior year charge of $6.1 million for the liquidation of inventory at closed stores, in addition to a $1.6 million positive impact from the liquidation sale of inventory at closed stores. Gross profit from ongoing operations was $25.4 million or 34.9% as a percentage of net sales compared to $24.5 million or 33.5% for the same period last year. The increase in gross margin percentage from ongoing operations was due primarily to an increase in the initial markup of goods.

Selling, general and administrative expenses for the thirteen week period ended July 29, 2000, were $22.8 million as compared to $29.6 million during the same period in the prior year, a decrease of $6.8 million, or 23.0%. As a percentage of net sales, selling, general and administrative expenses were 30.2% versus 32.9% during the comparable period last year. The decrease was due primarily to the closing of fourteen stores in July 1999 and the eleven stores closed in March of 2000 along with reductions in corporate overhead.

Depreciation and amortization expense for the thirteen week period ended July 29, 2000, was $2.6 million as compared to $3.2 million for the same period in the prior year.

Reorganization costs for the thirteen week period ended July 29, 2000, were $1.7 million as compared to $21.4 million for the same period in the prior year. In the prior year the company incurred a charge in the amount of $18.4 million for the closing of 14 stores. This charge consisted of the write-off of property, plant and equipment, closing expenses and costs associated with net lease rejection claims of $10.4 million, $0.6 million and $7.4 million, respectively.

Net interest expense for the thirteen week period ended July 29, 2000 was $0.2 million as compared to $1.2 million for the same period in the prior year, a decrease of approximately $1.0 million or 83.3%. The decrease was due primarily to lower borrowings on the DIP Facility than in the comparable period last year. Interest expense has not been accrued on the Company's 11 7/8% senior notes (the "Senior Notes") since the chapter 11 filing on May 18, 1999. (see "Liquidity and Capital Resources"). In the quarter ended July 31, 1999, interest expense for the Senior Notes was $0.5 million.

RESULT OF OPERATIONS--COMPARISON OF THE SIX MONTHS ENDED JULY 29, 2000 AND JULY 31, 1999

Comparable store sales (stores that were in operation for both periods) increased by 0.4%. Net sales for the six month period ended July 29, 2000 were $167.6 million as compared to $198.2 million during the comparable period last year, a decrease of $30.6 million, or 15.4%. The overall sales decline is attributable to the impact of the fourteen stores closed in July 1999 which generated $20.8 million in sales, and the eleven stores closed in March 2000 which generated an additional $9.8 million in sales for the six month period ended July 31, 1999.

Gross profit for the six month period ended July 29, 2000 was $55.9 million, as compared to $57.7 million for the comparable period last year. Gross margin percentage increased to 33.4% from 29.1% in the prior year period. The increase in gross profit percentage was due primarily to a prior year charge of $6.1 million for the liquidation of inventory at closed stores, in addition to a $0.3 million net positive impact from the liquidation sale of inventory at closed stores, which occurred in the current year. Gross profit from ongoing operations was $55.8 million or 34.6% as a percentage of net sales compared to $53.9 million or 33.3% for the same period last year. The increase in gross margin percentage from ongoing operations was due primarily to an increase in the initial markup.

Selling, general and administrative expenses for the six-month period ended July 29, 2000 were $50.0 million as compared to $61.2 million during the same period in the prior year, a decrease of approximately $11.2 million, or 18.3%. As a percentage of net sales, selling, general and administrative expenses were 29.8% versus 30.8% during the comparable period last year. The decrease was due primarily to the closing of fourteen stores in July 1999 and the eleven stores closed in March of 2000 along with reductions in corporate overhead.

Depreciation and amortization for the six month period ended July 29, 2000 was $5.2 million as compared to $6.4 million for the same period in the prior year.

In the six-month period ending July 29, 2000, the Company provided for a charge in the amount of $7.4 million for the closing of 11 stores. This charge consists of the write-off of property, plant and equipment, closing expenses and costs associated with net lease rejection claims of $4.0 million, $0.9 million and $2.5 million, respectively. In addition, the Company incurred $3.1 million of other reorganization costs. In the prior year six-month period ending July 31, 1999, the Company provided for a charge in the amount of $18.4 million for the closing of 14 stores. This charge consists of the write-off of property, plant and equipment, closing expenses and costs associated with net lease rejection claims of $10.4 million, $0.6 million and $7.4 million, respectively. In addition, the Company incurred $2.7 million of other reorganization costs.

Net interest expense for the six-month period ended July 29, 2000 was $0.7 million as compared to $4.8 million for the same period in the prior year, a decrease of approximately $4.1 million, or 85.4%. The decrease is primarily due to the interest on the Senior Notes which has not been accrued since the chapter 11 filing on May 18, 1999. (see "Liquidity and Capital Resources"). In the six-month period ended July 31, 1999, interest expense for the 11 7/8% notes was $3.3 million. In addition, interest related to borrowings under the DIP Facility was $0.7 million, compared to $1.5 million for the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As previously mentioned, the Company has a DIP Facility which provides for a revolving line of credit and a letter of credit facility aggregating $60.0 million. The DIP Facility expires on the earlier of (a) the second anniversary of the DIP Facility, (b) the effective date of a plan of reorganization for the Company, or (c) acceleration following the occurrence of an event of default. The availability of the revolving line of credit and letters of credit under the DIP Facility is subject to certain inventory-related borrowing base requirements. The indebtedness under the DIP Facility bears interest at variable rates based on LIBOR plus 2.25% or the prime rate plus 0.5%. The DIP Facility contains certain customary covenants (including limitations on indebtedness, liens and restricted payments) but does not contain any financial covenants. The DIP Facility is secured by substantially all of the Company's assets. As of September 1, 2000, the Company had borrowings of $7.3 million and letters of credit of $2.2 million outstanding under the DIP Facility, with $25.0 million of remaining availability for borrowings under the DIP Facility. The Company has been using the DIP Facility during the chapter 11 case to finance its working capital and capital expenditure requirements.

As previously noted, the Company is currently operating its business as a debtor-in-possession under chapter 11 of the Bankruptcy Code. The Company is in the process of finalizing an agreement for the New Credit Facility. The Company believes that cash generated from operations and funds available under the New Credit Facility will be sufficient to satisfy its cash requirements through fiscal 2000.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

(A) BANKRUPTCY OR RECEIVERSHIP

On September 6, 2000 (the "Confirmation Date"), the United States Bankruptcy Court for the District of Delaware signed an order confirming the Amended POR. The material features of the Amended POR, which is filed as Exhibit 10.1 hereto, are:

CORPORATE GOVERNANCE

The Amended POR provides that the board of directors of the Company will consist of seven members, five of whom have been selected jointly by the Company's Creditors Committee and Informal Noteholders

Committee, and who are: William J. Fox, Joseph Nusim, Cory Lipoff, Erwin Marks and Carol Greer. The remaining two directors will be Robert Friedman and Robert Glass, who are both currently directors of the Company. The officers of the Company immediately prior to the effective date of the Amended POR (the "Effective Date") will be the initial officers of the Company on and after the Effective Date.

The Amended POR also provides for the creation of a new holding company, Loehmann's Holdings, Inc. ("Holdings"), a Delaware corporation, which will own 100% of the Company. Holdings will issue up to 5 million shares of New Common Stock and up to $25 million of New Senior Notes, to the general unsecured creditors of the Company. The former general unsecured creditors of the Company will own approximately 100% of the issued and outstanding common stock of Holdings (subject to dilution in respect of common stock that will be issued pursuant to Holdings' Equity Incentive Plan, which is a stock option plan that permits Holdings to grant to its officers and directors and the officers and directors of the Company, options to acquire shares of New Common Stock).

The Amended POR also provides that two new subsidiaries of the Company will be formed and that all of the Company's assets will be transferred to such subsidiaries. The Company will own 100% of the newly formed subsidiaries.

The initial board of directors of Holdings will consist of 7 members, five of whom have been selected jointly by the Company's Creditors Committee and Informal Noteholders Committee, and who are: William J. Fox, Joseph Nusim, Cory Lipoff, Erwin Marks and Carol Greer. The remaining two directors will be Robert Friedman and Robert Glass. After the Effective Date, the holders of Holdings' common stock will be entitled to elect all of the directors of the Company. The initial officers of Holdings are Robert Friedman and Robert Glass.

PLAN CLASSIFICATIONS

The Amended POR divides the Company's creditors and equity security holders into six classes: Other Priority Claims (Class 1); Other Secured Claims (Class 2); DIP Financing Claims (Class 3); Convenience Claims (Class 4); General Unsecured Claims (Class 5); and Equity Interests (Class 6). Administrative Claims and Priority Tax Claims against the Company have not been classified, as provided in the Bankruptcy Code. The definitions for each class of claims is set forth the Amended POR.

In general, the Amended POR provides that holders of Administrative Claims, Priority Tax Claims, Other Priority Claims and DIP Financing Claims will either receive payment in full in cash on account of their claims or such other treatment as set forth in the Amended POR. Holders of General Unsecured Claims against the Company will receive their pro rata share of up to 5 million shares of New Common Stock and their pro rata share of $25 million principal amount of New Senior Notes, depending upon certain elections made under the Amended POR. Unsecured creditors holding claims of $2,000 or less will receive cash equal to 50% of the allowed amount of such claim. Holders of claims in excess of $2,000 will be permitted to reduce their claims to $2,000 to receive such treatment.

Holders of the Company's common stock (and other instruments evidencing ownership in the Company) will receive no distributions under the Amended POR and such instruments will be canceled.

ASSETS AND LIABILITIES OF THE COMPANY

Information about the assets and liabilities of the Company as of August 26, 2000, a date as close as practicable to September 6, 2000, is included as
Exhibit 99 hereto.

(B) CREDIT FACILITY

Upon consummation of the Amended POR, the Company expects one of its subsidiaries to enter into a $75 million Credit Facility with a syndicate of lenders led by Bankers Trust Company, as agent.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the Securities Exchange Act of 1934. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. The Company is currently operating its business as debtor-in-possession under chapter 11 of the Bankruptcy Code. Continuation of the Company as a going concern is contingent upon its ability to comply with its debtor-in-possession financing facility, the Company's ability to generate sufficient cash from operations, its ability to consummate and implement the Amended POR and its ability to obtain financing sources to meet its future obligations. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include adverse changes in relationships with key factors and vendors, changes in consumer preferences, competition from existing and potential competitors and general economic conditions.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a)      Exhibits

               2.1         Second Amended Plan of Reorganization

               2.2         Second Amended Disclosure Statement

               27          Financial Data Schedule (for SEC use only)

               99          Balance Sheet of the Company as of August 26, 2000

(b) No reports on Form 8-K were filed during the quarter ended July 29, 2000.

                                Loehmann's, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: September 18, 2000


                         Loehmann's, Inc.

                         By   /s/ Robert Glass
                              -----------------------------------------------
                              Robert Glass
                              President, Chief Operating Officer and Director